Form 10-Q
period 2000-09-30
STRUTHERS INC/SC
filed 2000-12-08
CIK 1105518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30331

                                 STRUTHERS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                   57-1075246
          ------                                   ----------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

            1 CARRIAGE LANE, BLDG. D, SUITE G-E, CHARLESTON, SC 29407
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 763-1755
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X Yes          No
                                       ---          ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 30, 2000, 373,357,670 shares of common stock were outstanding. As of November 13, 2000, 374,695,544 shares of common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA




TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Accountants' Report                                        F-1

Consolidated Balance Sheets at September 30, 2000 (Unaudited)          F-2
  and December 31, 1999

Consolidated Statements of Changes in Stockholders' Equity
  for the Three and Nine Months Ended September 30, 2000
  and 1999 (Unaudited)                                                 F-3

Consolidated Statements of Operations for the Three Months and
  Nine Months Ended September 30, 2000 and 1999 (Unaudited)            F-4

Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 2000 and 1999 (Unaudited)                  F-5 - F-6

Notes to the Consolidated Financial Statements (Unaudited)             F-7

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
  and Stockholders
Struthers, Inc. and Subsidiaries
(A Nevada Corporation)
Charleston, South Carolina


         We have reviewed the accompanying consolidated balance sheets of Struthers, Inc. and Subsidiaries as of September 30, 2000 and the related consolidated statements of changes in stockholders' equity and operations for the three months and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

         A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Struthers, Inc. and Subsidiary as of December 31, 1999 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended (not presented herein), and in our report dated March 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any auditing procedures since the date of our previous report.




/s/ Rotenberg & Company, LLP
----------------------------
Rotenberg & Company, LLP
Rochester, New York
  November 14, 2000

STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA




CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2000
(UNAUDITED) AND DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
                                                                                 SEPTEMBER 30,      December 31,
                                                                                    2000                1999
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                                                        $  2,852,338    $    201,160
Accounts Receivable                                                                   483,432         112,649
Other Receivables                                                                      37,857            --
Note Receivable - Officer                                                             150,000            --
Deposit                                                                                  --            80,000
Inventory                                                                             606,089         260,000
Prepaid Expenses and Deposits                                                          53,021           7,376
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                4,182,737         661,185

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                            3,575,222       2,408,906

OTHER ASSETS
Intangible Assets - Net of Accumulated Amortization                                 3,884,368       2,259,200
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $ 11,642,327    $  5,329,291
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities                                   $    103,833    $     56,817
Compensation Payable - Stock Grants                                                      --            50,000
Mortgage Payable - Due Within One Year                                                  1,407            --
Note Payable - Legred Acquisition - Due Within One Year                                  --           900,000
Stock Payable - Due Within One Year                                                 2,000,000       2,750,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                           2,105,240       3,756,817

OTHER LIABILITIES
Mortgage Payable - Due After One Year                                                  37,722            --
Stock Payable - Legred Acquisition - Due After One Year                                  --         1,000,000
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                   2,142,962       4,756,817
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par; 900,000,000 Shares Authorized;
               373,357,670 and 356,722,690 Shares Issued and Outstanding
              as of September 30, 2000 and December 31, 1999, Respectively            373,357         356,723
Convertible Preferred Stock- $.001 Par; 6,500,000 Shares Authorized;
                             6,500,000 Shares Issued and 6,390,833 Outstanding          6,391            --
Preferred Stock - $.001 Par; 20,000 Shares Authorized,
                  20,000 Shares Issued and Outstanding                                     20            --
Additional Paid-in Capital                                                         11,701,586       1,381,941
Deficit                                                                            (2,581,989)     (1,166,190)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                          9,499,365         572,474
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 11,642,327    $  5,329,291
------------------------------------------------------------------------------------------------------------------





    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA




                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        CONVERTIBLE
                                                COMMON STOCK         PREFERRED STOCK      ADDITIONAL                       TOTAL
                                           ------------------------ -----------------      PAID-IN                    STOCKHOLDERS'
                                             SHARES    PAR VALUE    SHARES   PAR VALUE     CAPITAL        DEFICIT        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                 327,692,620   $ 327,693    --       $ --         $ 136,071    $ (549,129)    $ (85,365)

Issuance of Common Stock
   for Cash at $.04 per Share                23,310,000      23,310     --        --           909,090        --           932,400

Shares Issued to Employees
   - Previously Granted Shares                3,000,000       3,000     --        --            27,000         --           30,000

Shares Issued to Consultants
   for Services Rendered                        100,000         100     --        --             9,900         --           10,000

Shares Issued - Charitable Contribution         400,000         400     --        --            39,600         --           40,000

Net Loss for the Three Months Ended
(Unaudited)                                       --          --        --        --          --             (50,000)      (50,000)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 1999                    354,502,620   $ 354,503     --      $ --       $ 1,121,661    $ (599,129)     $877,035

Net Loss for the Three Months
Ended (Unaudited)                                --           --        --        --           --            (10,794)      (10,794)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999                     354,502,620   $ 354,503     --      $ --       $ 1,121,661    $ (609,923)    $ 866,241

Net Loss for the Three Months
Ended (Unaudited)                               --           --         --         --          --           (269,004)     (269,004)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 1999                354,502,620   $ 354,503     --       $ --      $ 1,121,661    $ (878,927)    $ 597,237

Issuance of Common Stock in
Connection with the Legred
Acquisition at $.1126 per Share               2,220,000       2,220     --         --          247,780          --         250,000

Capital Contributed in
Form of Services                                 --           --        --         --           12,500          --          12,500

Net Loss for the Three Months
Ended (Unaudited)                                --           --        --         --         --            (287,263)     (287,263)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                 356,722,620   $ 356,723     --      $  --      $ 1,381,941   $(1,166,190)    $ 572,474

Issuance of Common Stock in
Connection with Legred Acquisition
 at $.1126 per Share                          6,660,000       6,660     --         --          743,340        --           750,000

Net Loss for the Three Months
Ended (Unaudited)                                --          --         --         --           --          (288,645)     (288,645)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2000                    363,382,620   $ 363,383     --    $    --      $ 2,125,281   $(1,454,835)   $1,033,829

Issuance of Common Stock in
Connection with Legred
Acquisition at $.63 per Share                 1,587,302       1,587     --         --          998,413     --            1,000,000

Shares Issued to Employees
   - Previously Granted Shares                5,000,000       5,000     --         --           45,000     --               50,000

Issuance of Convertible Preferred Stock
   for Cash at $1.00 per Share                   --          --     6,500,000     6,500      6,493,500     --            6,500,000

Issuance of Preferred Stock for Cash at
  $1.00 per Share                                --          --        20,000        20         19,980     --               20,000

Net Loss for the Three Months
Ended (Unaudited)                                --          --        --          --            --         (588,310)     (588,310)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                     369,969,922   $ 369,970 6,520,000   $ 6,520    $ 9,682,174   $(2,043,145)   $8,015,519

Issuance of Common Stock in
Connection with
  The Acquisitions of:
    Elite Visions at $.82 per Share           2,303,488       2,303     --         --        1,886,587        --         1,888,890
    Muller A.I. at $.51238 per Share            195,168         195     --         --           99,805        --           100,000
    AutoPacker at $.48356 per Share              10,340          10     --         --            4,990        --             5,000

Shares Issued to Consultants for Services
  Rendered at $.48 per Share                     60,000          60     --         --           28,740        --            28,800

Conversion of Class B Preferred Stock
  Into Common Stock                             818,752         819  (109,167)     (109)          (710)       --              --

Net Loss for the Three Months
Ended (Unaudited)                                --           --        --         --        --             (538,844)     (538,844)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000
(Unaudited)                                 373,357,670   $ 373,357 6,410,833    $6,411    $11,701,586   $(2,581,989)   $9,499,365
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

The accompanying notes are an integral part of this financial statement


                          See Accountants Review Report

STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA





CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------

                                                    Three Months                       Nine Months
                                                 Ended September 30,              Ended September 30,
                                                 -------------------            -----------------------

                                                 2000           1999              2000            1999
-----------------------------------------------------------------------------------------------------------

REVENUES                                   $     969,960    $        --      $   2,753,019    $        --

Cost of Sales - Farm Operations                  504,079             --          1,683,226             --
-----------------------------------------------------------------------------------------------------------

GROSS PROFIT                                     465,881             --          1,069,793             --
-----------------------------------------------------------------------------------------------------------

EXPENSES
Research and Development                          85,000             --            167,106             --
Marketing and Advertising                         20,279           13,106           70,630           13,106
General and Administrative                       548,445          259,087        1,368,849          319,881
Amortization and Depreciation                    400,683             --            967,092             --
-----------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                 1,054,407          272,193        2,573,677          332,987

-----------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)         (588,526)        (272,193)      (1,503,884)        (332,987)

OTHER INCOME AND (EXPENSES)
Interest Income                                   49,682            3,189           88,085            3,189
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (538,844)        (269,004)      (1,415,799)        (329,798)
Provision for Income Taxes                          --               --               --               --
-----------------------------------------------------------------------------------------------------------

NET LOSS                                   $    (538,844)   $    (269,004)   $  (1,415,799)   $    (329,798)
-----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING              370,042,304      354,502,620      368,348,892      354,502,620

LOSS PER COMMON SHARE- BASIC AND DILUTED   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
-----------------------------------------------------------------------------------------------------------





                 The accompanying notes are an integral part of
                           this financial statement.


                          See Accountants Review Report

STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------

For the Nine Months Ended September 30,                     2000                1999
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $(1,415,799)   $  (329,798)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and Depreciation                                967,092           --
Common Shares Issued to Consultants
 for Services Rendered                                        28,800         40,000
Charitable Contributions of Common Stock                        --           10,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                         (370,783)          --
Other Receivables                                            (37,857)          (420)
Inventory                                                   (211,794)          --
Prepaid Expenses and Deposits                                (45,645)          (775)
Accounts Payable and Other Current Liabilities                25,449          5,733
------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  (1,060,537)      (275,260)
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                        (1,487,541)       (44,438)
Acquisition of Elite Visions                                 (22,000)          --
Acquisition of Muller A. I                                  (131,290)          --
Deposit on Investment in Struthers Pedigree Herd Corp.        80,000       (105,000)
Note Receivable - Officer                                   (150,000)          --
------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                  (1,710,831)      (149,438)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                          --          932,400
Proceeds from Issuance of Convertible
  Preferred Stock                                          6,500,000           --
Proceeds from Issuance of Preferred Stock                     20,000           --
Repayment of Mortgage                                           (871)          --
Repayment of Note Payable - Legred Acquisition              (900,000)          --
Repayment of Notes Payable - Other                          (196,583)          --
------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                   5,422,546        932,400
------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                  2,651,178        507,702

Cash and Cash Equivalents - Beginning of Period              201,160          2,278
------------------------------------------------------------------------------------

Cash and Cash Equivalents - End Of Period                $ 2,852,338    $   509,980
------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA




STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------------------------------------


For the Nine Months Ended September 30,                                         2000
------------------------------------------------------------------------------------



Issuance of Stock in Connection with Acquisition of Legred Subsidiary    $ 1,750,000
------------------------------------------------------------------------------------


Issuance of Stock to Employees - Previously Granted Shares                    50,000
------------------------------------------------------------------------------------


Acquisition of Assets- Elite Visions, LLC
         Assets Purchased:
                  Inventories                                                 26,438
                  Property, Plant & Equipment                                427,189
                  Patents                                                  1,700,818
------------------------------------------------------------------------------------
         Total Assets Purchased                                            2,154,445
Less: Liabilities Assumed - Notes Payable                                   (243,585)
Less: Purchase Price Financed via Future Stock Issuance                   (1,888,860)
------------------------------------------------------------------------------------

Cash Paid                                                                     22,000
------------------------------------------------------------------------------------


Acquisition of Assets-  Muller A.I., LLC
         Assets Purchased:
                  Inventories                                                107,857
                  Equipment                                                    5,000
                  Goodwill                                                   140,000
------------------------------------------------------------------------------------
         Total Assets Purchased                                              252,857
Less: Liabilities Assumed - Customer Deposits                                (21,567)
Less: Purchase Price Financed via Future Stock Issuance                     (100,000)
------------------------------------------------------------------------------------

Cash Paid                                                                    131,290
------------------------------------------------------------------------------------

Acquisition of Property and Equipment via Mortgage                            40,000
------------------------------------------------------------------------------------

Acquisition of Rights to "AutoPacker" - Issuance of Common Stock               5,000
------------------------------------------------------------------------------------





    The accompanying notes are an integral part of this financial statement.


                          See Accountants Review Report

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(UNAUDITED)
--------------------------------------------------------------------------------


NOTE A -   BASIS OF PRESENTATION
           The condensed consolidated financial statements of Struthers, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10 Registration Statement, and other reports filed with the SEC.

           The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisition of additional subsidiaries, and general and administrative costs required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes have been omitted.

NOTE B -   PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of the Company and its subsidiaries, Legred Struthers Genetics, Inc., Elite Visions, Inc., and Muller A.I., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C -   NOTE RECIVABLE - OFFICER
              The Company advanced $150,000 to one of its officer's in the form of a loan. The note is interest bearing at 10.5% per annum with interest payable monthly and the principal due in twelve months.

NOTE D -   STOCK PAYABLE - BRENT LEGRED
              The Company would have had to issue approximately 6,060,000 shares of common stock using the trading price of $.33 per share as of September 30, 2000 in order to settle the outstanding obligation to Brent Legred. A $1,000,000 installment due on November 2, 2000 was settled with the issuance of 2,457,002 shares of common stock based on the 30 day average price of $.4070 per share.

NOTE E -   PRO FORMA INFORMATION
              The Company's unaudited Pro Forma Consolidated Results of Operations for the nine months ended September 30, 2000 and 1999, shown below are presented assuming that the Legred Elite Visions and Muller A.I. acquisitions had been consumated on January 1, 1999:

                                                     Nine Months Ended
                                                       September 30,
                                                       -------------
                                                    2000           1999
                                                    ----           ----
                Pro Forma Revenues             $ 2,770,354    $   956,705
                Pro Forma Net Loss             $(1,500,793)   $(1,221,723)
                Pro Forma Net Loss Per Share   $     (0.00)   $     (0.00)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT INCLUDED IN ITS INITIAL REGISTRATION STATEMENT ON FORM 10-SB.

Overview


         The Company's business is the sale and marketing of products and services designed to increase reproductive efficiency, animal production and quality in the swine industry utilizing the technology and products it has developed. Principal sources of revenue are through the sale of gilts (young females that have not given birth to pigs), mature boars, barrows (castrated male hogs), semen, artificial insemination supplies, embryo transfer services, including embryo transfer equipment and training. The Company has developed a semen delivery system for use in artificial insemination including the use of the Gourley Scope(TM). The Company has perfected the surgical Embryo Transfer System and is currently improving the procedure to include the non-surgical implantation of embryos. Embryo transfer is the ability to remove an embryo from a genetically superior animal and introduce it into a surrogate host (mature recipient female). This has been done successfully, commercially in other large farm animals but has never been successfully commercialized in swine due to the intricate nature of the swine reproductive system. The Company anticipates including this technology into its overall marketing plans during the first quarter of 2001.

         The Company's stud boar unit located in Bricelyn, Minnesota, with 206 Great Grand Parent boars that produce semen for sale, was augmented by the addition of a new state-of-the-art stud boar facility that will house 400 additional boars. Each boar produces 1,200 doses of semen per year with a retail price per dose of $7.00. At capacity, the facility can produce 480,000 doses of semen per year. The new facility was completed during September 2000 and became operational in October 2000. Semen sales for the two months from the date of acquisition of Legred through December 31, 1999 were $31,074. Semen sales for the first, second, and third quarters of 2000 were $53,374, $63,552 and $92,586, respectively.

         Gilt sales (prepubescent breeding sows) are supplied through the Company's gilt multiplier system. The Company generates an average of 450 gilt sales per month with an average sales price of $195 per gilt. The Company currently has contracts with eleven gilt multiplier farms for the production of our superior genetic lines of gilts and barrows. Gilt sales for the two months from the date of acquisition of Legred through December 31, 1999 were $201,736. Gilt sales for the first, second, and third quarters of 2000 were $259,360, $221,225 and $127,090, respectively. Gilt sales in the third quarter of 2000 decreased because the Company was building its own breeding herds.

         Boar and barrow (prepubescent boars) sales are also made through the multiplier system or from the core genetic herd. Boar and barrow sales for the two months from the date of acquisition of Legred through December 31, 1999 were $59,758. Boar and barrow sales for the first, second, and third quarters of 2000 were $95,090, $101,830 and $87,148, respectively. Boar and barrow sales also decreased in the third quarter because the Company was building its own breeding herds for use in the new stud boar facility.

         The Company currently has the following two agreements for the sale of gilts and semen for the production of TenderPrime(TM) line of meat products:
Andy Bakken Farms d/b/a A-B Duroc and Fairmont Finishers. Both customers purchase gilts and semen from the LSG Duroc line of animals. The LSG line of Duroc was chosen as the animal to be processed for the Tender Prime(TM) line of high end, value added meat products. The Company has agreements (referenced in the swine industry as "Alliances") both with A-B Duroc and Fairmont Finishers to supply animals for the Tender Prime (TM) line of products.

         The Company currently has alliances with five swine producers for the rearing of our superior genetic line of hogs for market under the Company's specific developed programs in order to fulfill the needs of identified meat packers. The Company collects a percentage of the premiums paid by meat packers for hogs from our genetic line from both the Company's own herds and alliance herds. Current premiums paid by meat packers for our top quality hogs range from $9.00 to $22.00 per hog. Percentages paid to alliance hog producers vary on a per contract basis, but generally range between $4.00 and $5.00 per hog. The Company has identified several meat packers with needs for certain types of animals under the Company's developed protocols and programs. The Company continues to seek additional alliance herds to fulfill those identified needs and expects to significantly expand its herd size in future quarters. Market sales of hogs for the two months from the date of acquisition of Legred through December 31, 1999 were $19,895. Market sales of hogs for the first, second, and third quarter of 2000 were $464,626, $431,143 and $394,370, respectively. Included in those sales were sales of market hogs to a meat processor of $379,340, $344,493 and $0 in the first, second, and third quarters, respectively.

         Sales of breeding aides, services and artificial insemination supplies for the first, second and third quarter 2000 were $5,822, 65,015 and $255,893, respectively. The increase in sales of breeding aides, services and AI supplies was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

 The following are selected supplementary data and analysis of the results of operations for the three month and nine month periods ended September 30, 2000 and 1999 and for the three months ended June 30, 2000:




                                       Three Months             Three Months               Nine Months
                                          Ended                    Ended                     Ended
                                      September 30,               June 30,               September 30,
                                --------------------------------------------------------------------------
                                     2000         1999        2000        1999         2000          1999
                                     ----         ----        ----        ----         ----          ----
Operating Revenues:

Semen                          $    92,586    $     --    $  63,552    $   --      $  209,512    $    --
Gilts                              127,090          --      221,225        --         607,675         --
Boars and Barrows                   87,148          --      101,830        --         284,068         --
Market Swine                       394,370          --      431,143        --       1,290,139         --
Breeding Aides (AI Supplies)       255,893          --       65,015        --         326,730         --
Other Supplies                      12,873          --        4,761        --          34,895         --
                               -----------    ----------  --------    --------     ----------    --------
Total Operating Revenues           969,960          --      887,526        --       2,753,019         --
                               -----------    ----------  --------    --------     ----------    --------

EBDITA (1)                     $  (138,161)     (269,004) $(303,456)  $(10,794)    $ (289,798)  $(329,798)
                               -----------    ----------  --------    --------     ----------    --------

Net Loss                       $  (538,844)   $ (269,004) $(588,310   $(10,794)    (1,415,799)  $(329,798)
                               -----------    ----------  --------    --------     ----------    --------

Net Loss per Share
 - Basic and Diluted              $  (0.00)   $    (0.00) $   (0.00)  $  (0.00)   $     (0.00)  $   (0.00)
                               -----------    ----------  --------    --------     ----------    --------

(1) - Earnings before depreciation, interest, taxes and amortization expenses.

Results of Operations

             Three and Nine Months Ended September 30, 2000 and 1999 and for the Three Months Ended June 30, 2000.

         The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                        Three Months             Three Months           Nine Months
                                            Ended                   Ended                  Ended
                                        September 30,              June 30,            September 30,
                                  -------------------------------------------------------------------------
                                       2000        1999         2000        1999      2000         1999
                                       ----        ----         ----        ----      ----         ----
Operating Revenues:

Semen                                   9.55%      0.00%         7.16%     0.00%        7.61%     0.00%
Gilts                                  13.10%      0.00%        24.93%     0.00%       22.07%     0.00%
Boars and Barrows                       8.98%      0.00%        11.47%     0.00%       10.32%     0.00%
Market Swine                           40.66%      0.00%        48.58%     0.00%       46.86%     0.00%
Breeding Aides (AI Supplies)           26.38%      0.00%         7.33%     0.00%       11.87%     0.00%
Other Supplies                          1.33%      0.00%         0.53%     0.00%        1.27%     0.00%
                                        -----      -----         -----     -----        -----     -----

Total Operating Revenues              100.00%      0.00%       100.00%     0.00%      100.00%     0.00%

Cost of Sales                          51.97%      0.00%        63.50%     0.00%       61.15%     0.00%
                                       ------      -----        ------     -----       ------     -----

Gross Profit                           48.03%      0.00%        36.50%     0.00%       38.85%     0.00%
                                       ------      -----        ------     -----       ------     -----

Expenses:
Research and Development                8.76%      0.00%         8.28%     0.00%        6.07%     0.00%
Marketing and Advertising               2.09%      0.00%         2.59%     0.00%        2.56%     0.00%
General and Administrative             56.54%      0.00%        63.92%     0.00%       49.72%     0.00%
Amortization and Depreciation          41.31%      0.00%        32.09%     0.00%       35.13%     0.00%
                                       ------      -----        ------     -----       ------     -----

Total Expenses                        108.70%      0.00%       106.88%     0.00%       93.48%     0.00%
                                      -------      -----       -------     -----       ------     -----

Operating Loss                       (60.67)%      0.00%      (70.38)%     0.00%     (54.63)%     0.00%

Other Income                            5.12%      0.00%         4.09%     0.00%        3.20%     0.00%
                                        -----      -----         -----     -----        -----     -----

Loss Before Income Taxes             (55.55)%      0.00%      (66.29)%     0.00%     (51.43)%     0.00%

Provision for Taxes                     0.00%      0.00%         0.00%     0.00%        0.00%     0.00%
                                        -----      -----         -----     -----        -----     -----

Net Loss                             (55.55)%      0.00%      (66.29)%     0.00%     (51.43)%     0.00%
                                     --------      -----      --------     -----     --------     -----


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Revenues for the nine months ended September 30, 2000 were $2,753,019. Included therein is $329,925 of gross revenue from the sale of offspring and semen directly attributable to Norsvin acquired boars representing approximately 12% of total consolidated revenues. Of those sales the Company was obligated to pay a royalty to Norsvin of 4% or approximately $13,197. While the Company expects the sales under this arrangement to increase in dollar volume, the Company expects the percentage contribution to total consolidated revenue to continue to diminish in the future due to the development of its other product lines. The Company had no revenues during the nine months ended September 30, 1999 since the Company first began to generate revenues after the Legred acquisition in November 1999.

COST OF SALES

         The cost of sales for the nine months ended September 30, 2000 was $1,683,226 and represented 61.15% of total revenues. The Company had no cost of sales during the nine months ended September 30, 1999 prior to the Legred acquisition.

RESEARCH AND DEVELOPMENT COSTS

         The Company incurred $167,106 in research and development costs, representing 6.07% of total revenues for the nine months ended September 30, 2000. The Company did not incur any research and development costs during the nine months ended September 30, 1999.


MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the nine months ended September 30, 2000 were $70,630 and represented 2.56% of total revenues as compared with $13,106 for the nine months ended September 30, 1999.

GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs increased by $1,048,968 from $319,881 for the nine months ended September 30, 1999 to $1,368,849 for the nine months ended September 30, 2000. The increase in general and administrative costs was attributable to the Registrant's efforts in raising capital, restructuring its business activities, and registering its common stock. The Company was in the development stage during the nine months ended September 30, 1999.

AMORTIZATION AND DEPRECIATION

         Amortization and depreciation was $967,092 for the nine months ended September 30, 2000 and was attributed primarily to the inclusion of Legred Struthers Genetics, Inc., Elite Visions, Inc. and Muller A. I., Inc. The Company had no depreciation and amortization for the nine months ended September 30, 1999.

OTHER INCOME

           Other income for the nine months ended September 30, 2000 was $88,085 as compared with $3,189 for the nine months ended September 30, 1999 and represented interest income on invested cash.

PROVISION FOR TAXES

            The Company has not had any taxable income since its inception and therefore has not incurred any income taxes. The Company has not recognized any deferred tax benefits in connection with net operating loss carryforwards and will not until such time as it is more likely than not that the related tax benefits will be realized.




THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Revenues for the three months ended September 30, 2000 increased by $82,434 (9.3%) to $969,960 from $887,526 for the three months ended June 30, 2000. The increase was attributed primarily to the sale of breeding aides and services, and artificial insemination supplies through Elite Visions, Inc. and Muller A. I., Inc. The Company had no revenues during the three months ended September 30, 1999 since the Company first began to generate revenues after the Legred acquisition in November 1999.

COST OF SALES

         The cost of sales for the three months ended September 30, 2000 was $504,079 and represented 51.97% of total revenues as compared with $563,551 representing 63.50% of total revenues for the three months ended June 30, 2000. The decrease in the percentage of cost of sales in the third quarter was primarily due to a favorable mix in sales volume attributable to the lower cost of sales of breeding aides and services, and artificial insemination supplies through Elite Visions, Inc. and Muller A. I., Inc. The Company had no cost of sales during the three months ended September 30, 1999.

RESEARCH AND DEVELOPMENT COSTS

         The Company expended $85,000 in research and development costs representing 8.76% of total revenues for the three months ended September 30, 2000 as compared with $73,474 representing 8.28% of total revenues for the three months ended June 30, 2000. The increase in the third quarter was primarily attributable to the development of the Gourley Scope. The Company did not incur any research and development costs during the three months ended September 30, 1999.

MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the three months ended September 30, 2000 were $20,279 and represented 2.09% of total revenues as compared with $23,006 representing 2.59% of total revenues for the three months ended June 30, 2000. The Company incurred $13,106 of marketing and advertising costs during the three months ended September 30, 1999.


GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs were $548,445 representing 56.54% of total revenues for the three months ended September 30, 2000 as compared with $567,293 representing 63.92% of total revenues for the three months ended June 30, 2000. General and administrative costs decreased by $18,848 (3.32%) in the third quarter. The decrease in general and administrative costs was attributable to employee bonuses and employee relocation costs incurred during the second quarter of 2000. General and Administrative costs for the three months ended September 30, 1999 were $259,087. The increase in the quarter ended September 30, 2000 as compared with the quarter ended September 30, 1999 was primarily attributable to the Company's efforts in raising capital, restructuring its business activities, and registering its common stock.

AMORTIZATION AND DEPRECIATION

         Amortization and depreciation was $400,683 for the three months ended September 30, 2000 as compared with $284,854 for the three months ended June 30, 2000. The increase in amortization and depreciation during the third quarter was attributed primarily to the inclusion of Elite Visions, Inc. and Muller A. I., Inc. at the end of the second quarter of 2000. The Company had no depreciation and amortization for the three months ended September 30, 1999.

OTHER INCOME

         Other income for the three months ended September 30, 2000 was $49,682 as compared with $36,342 for the three months ended June 30, 2000 and represented interest income earned on invested cash. The increase in the third quarter was attributed to the cash proceeds received on the sale of preferred stock and invested in interest bearing accounts at September 30, 2000. The Company had interest income of $3,189 for the three months ended September 30, 1999.



PROVISION FOR TAXES


         The Company has not had any taxable income since its inception and, therefore has not incurred any income taxes. The Company has not recognized any deferred tax benefits in connection with net operating loss carryforwards and will not until such time as it is more likely than not that the related tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES


         The Company has financed its operations and met its capital requirements including the acquisition of Legred, Elite Visions and Muller A. I., through the sales of equity securities. Cash flows from operations was a negative $1,060,537 for the nine months of operations ended September 30, 2000 as compared with $867,799 in negative cash flows from operations for the six months ended June 30, 2000. The increase in the negative cash flows during the third quarter was due primarily to increases in accounts receivable.

         Cash used in investing activities was $1,710,831 for the nine months ended September 30, 2000. $1,640,831 of cash was used to purchase property and equipment (including cash used in the acquisition of Elite Visions, Inc. and Muller A. I.) and in construction of the new boar stud facility, $150,000 was advanced to an officer of the Company in the form of a loan and $80,000 was received on the return of a deposit on an investment in the Struthers Pedigree Herd Corp.

         The net cash provided by financing activities for the nine months ended September 30, 2000 was $5,422,546. The Company received net proceeds on preferred stock offerings of $6,520,000 and paid $900,000 on the notes payable to Brent Legred and approximately $197,000 on other notes payable assumed in the acquisition of Elite Visions during the nine months ended September 30, 2000.

        As of September 30, 2000, the Company had net working capital of $4,077,497 exclusive of stock obligations payable in common stock of $2,000,000 in connection with the Legred acquisition. The Company's primary source of liquidity at September 30, 2000 was $2,852,338 in cash and cash equivalents, $483,432 in trade accounts receivable and $606,089 in inventories.

         The Company may, in the future, pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital, depending on the amount, timing and nature of the consideration to be paid. The Company has not completed any negotiations for any significant acquisitions, joint ventures or mergers at the present time that have not been disclosed.

           The Company does not have any material commitments for capital expenditures during the next 12 months other than those disclosed herein. The Company believes that existing cash and cash equivalent balances as of September 30, 2000 and the potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. The Company may consider various alternatives for obtaining additional equity or debt financing should the need occur. Any material acquisitions of complementary businesses, products, services or technologies could require the Company to obtain such financing. There can be no guarantee that such financing will be available on acceptable terms, if at all.

EFFECTS OF INFLATION

         Inflation has not had a material effect on the Company's revenues and expenses since its inception and inflation is not expected to have a material effect in the future.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rates

                  The Company invests its cash in short-term variable rate money market accounts and demand deposits. The Company's only borrowings are fixed rate mortgages and notes payable. The Company's operations are not materially affected by changes in interest rates

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

(1)      Company's Annual Meeting of Stockholders was held on October 28, 2000.

(2) Messrs. Douglas W. Beatty and Rhett C. Seabrook were nominated for re-election as directors to hold office until the next Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. Both Messrs. Beatty and Seabrook were re-elected. The vote was as follows:

                                                              Abstentions/
         Name                               For               Against

         Douglas W. Beatty                  243,960,096       19,300
         Rhett C. Seabrook                  243,940,769       19,300

(3) (i) Vote was taken to ratify and approve the appointment of Rotenberg & Company, LLP, as independent auditors for the year ending December 31, 2000 and to authorize the directors to fix auditors' remuneration. The vote was as follows:

                                                              Abstentions/
                                            For               Against

                                            243,889,376       70,720

(1) Vote was taken to ratify, approve and confirm all prior actions of the directors and officers of the Company and all filed amendments to the Company's Articles of Incorporation. The vote was as follows:

                                                              Abstentions/
                                            For               Against

                                            242,829,626       1,130,470

(4)      Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.
         - No reports on Form 8-K have been filed during the quarter for which this report is filed.

Exhibit No.   Description & Location

3.1           Articles of Incorporation of Latitude
              Network Inc. Incorporated by Reference to
              Form 10 filed April 13, 2000

3.2           Amended Articles of Incorporation of
              Latitude Network, Inc. Incorporated by
              Reference to Form 10 filed April 13, 2000

3.3           Amended Articles of Incorporation of
              Orbis Development, Inc. Incorporated by
              Reference to Form 10 filed April 13, 2000

3.4           Amended Articles of Incorporation of
              Struthers, Inc. Incorporated by Reference to Form 10 filed April 13, 2000

3.5           Certificate of Correction of Amended
              Articles of Incorporation of Struthers, Inc.
              Incorporated by Reference to Form 10
              filed April 13, 2000

3.6           Amended Articles of Incorporation of
              Struthers, Inc.  Incorporated by Reference to
              Form 10 filed April 13, 2000

3.7           By-Laws of Struthers, Inc.
              Incorporated by Reference to
              Form 10 filed April 13, 2000

4 See Exhibit 3.4, 3.5, 3.6 filed herewith for rights of security holders.
              Incorporated by Reference to
              Form 10 filed April 13, 2000

9             Voting Trust Agreement
              Incorporated by Reference to
              Form 10 filed April 13, 2000

10.1          Agreement dated November 2, 1999
              among Struthers, Inc., Legred Genetics,
              Inc., Legred Genetics, and Brent Legred
              (With exhibits). Incorporated by Reference to Form 10 filed April 13, 2000

10.2          Assignment and Assumption of Lease
              betweeen Struthers, Inc. and Legred
              Struthers Genetics, Inc. Incorporated by
              Reference to Form 10 filed April 13, 2000

10.3          Employment Agreement with Douglas
              W. Beatty. Incorporated by Reference to Amended
              Form 10 filed October 25, 2000

10.4          Employment Agreement with Rhett
              Seabrook. Incorporated by Reference to
              Amended Form 10 filed October 25, 2000

10.5          Employment Agreement with Bertram
              K. Remley. Incorporated by Reference to
              Amended Form 10 filed October 25, 2000

10.6          Employment Agreement with Brent Legred.
              Incorporated by Reference to Amended Form 10
              filed October 25, 2000

21.1          Articles of Incorporation of Legred Struthers
              Genetics, Inc., a subsidiary of Registrant.
              Incorporated by Reference to Amended Form 10
              Filed August 28, 2000

21.2          Amended Articles of Incorporation of
              Legred Struthers Genetics, Inc.
              Incorporated by Reference to Amended
              Form 10 filed August 28, 2000

21.3          Articles of Incorporation of Elite Visions, Inc.
              Incorporated by Reference to Amended Form 10
              Filed August 28, 2000

21.4          Articles of Incorporation of Muller A.I., Inc.
              Incorporated by Reference to Amended Form 10
              Filed August 28, 2000

27            Financial Data Schedule




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 8, 2000                    STRUTHERS, INC.


                                            By /s/ Douglas W. Beatty
                                            ----------------------------------
                                            Douglas W. Beatty, President


                                            By /s/ Bertram K. Remley
                                            ----------------------------------
                                            Bertram K. Remley,
                                            Chief Financial Officer