Form 10-K
period 2000-12-31
STRUTHERS INC/SC
filed 2001-04-02
CIK 1105518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 2000

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                For the transition period from ______ to _______.

                        Commission File Number 000-30331

                                 STRUTHERS, Inc.
             (Exact name of registrant as specified in its charter)

            NEVADA                                57-1075246
(State of other jurisdiction of         (I.R.S. employer identification no.)
 incorporation or organization)

         1866-B RAOUL WALLENBERG BLVD, CHARLESTON, SOUTH CAROLINA 29407
              (Address and zip code of principal executive offices)

                        (843)-763-1755 or (888)-400-8810
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class         Name of each exchange on which registered
         None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                         Common Stock, $0.001 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.


While it is difficult to determine the number of shares owned by non-affiliates, the Registrant estimates that the aggregate market value of the Common Stock held by non-affiliates was approximately $41,844,458 on March 28, 2001 (based upon the closing price shown on the Nasdaq OTC Bulletin Board of $.12 on March 28, 2001). For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the Registrant.

The number of shares of Common Stock, par value $0.001, of the Registrant outstanding as of March 28, 2001 was 379,661,630 shares.

SUMMARY TABLE OF CONTENTS



PART I

Item 1.           Description of Business

Item 2.           Description of Property

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security Holders


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Item 6.           Selected Financial Data

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Item 8.           Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

Item 10.          Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Item 11.          Executive Compensation

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove correct, could cause the results of Struthers and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of earnings, revenues or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement or assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of Struthers to retain and motivate key employees; the timely development, production and acceptance of products and services; the flow of products into third party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described in reports filed with the Securities and Exchange Commission, including but not limited to the items discussed in "Factors That Could Affect Future Results" set forth in Management's Discussion and Analysis of Operations and Financial Condition" in Item 7 below in this report. Struthers assumes no responsibility to update these forward-looking statements.




                                     PART I


ITEM 1. BUSINESS

Description of Business

       In August 1997, Ronald Struthers licensed his porcine embryo transfer technology to a company of which he was a controlling stockholder, Struthers International Research Corporation (SIRC). By June 1998 SIRC was dormant, with no operating capital, its only asset being the porcine embryo transfer technology. Thus, on June 12, 1998 Ronald Struthers and SIRC in contemplation of transferring the technology to Orbis Development, Inc. ("Orbis") agreed to terminate the license. On June 18, 1998, in simultaneous and related transactions, with the anticipation that having stock in a new enterprise (the "Registrant") would offer the stockholders of SIRC the opportunity to realize some value from their investments, Ronald Struthers, in consideration of a controlling stock position (51%), assigned the porcine embryo transfer technology to Orbis Development Inc. (a public company incorporated in Nevada in 1995 under the name Latitude Network Inc.) (Orbis); amended its Certificate of Incorporation to change its name to Struthers, Inc. (the "Registrant") and agreed to distribute ten shares of common stock of the Registrant to each of the shareholders of SIRC of record as of September 1, 1998 for each share of SIRC held by them.

       Failing in his attempts to fund operation of the Company on November 1, 1998, he appointed a new board of directors, turned over voting control and resigned as an officer and director. As a SIRC shareholder of record on September 1, 1998 he received 24,246,250 shares of the Registrant as part of the 10 for 1 share distribution made to all SIRC shareholders. He received no other consideration for his 51% equity position in the Company. New management opened an office in Charleston, South Carolina and proceeded with the business of building the Registrant into the Company, as it exists today.

         Effective August 25, 1998 the Registrant's outstanding shares were reverse split 1000 for 1 and effective September 1,1998 forward split its shares on a 10 for 1 basis. On September 2, 1999 the Registrant's Certificate of Incorporation was further amended to authorize it to issue 900,000,000 shares of common stock par value $.001. In February 2000 the Registrant amended its Articles of Incorporation to increase the number of shares it is authorized to issue to 906,520,000 shares of which 900 million shares are common stock and 6,520,000 are preferred stock.

         The Company's business is the sale and marketing of products and services designed to increase reproductive efficiency, animal production and quality in the swine industry utilizing the technology and products it has developed. Principal sources of revenue are through the sale of gilts (young females that have not given birth to pigs), mature boars, barrows (castrated male hogs), semen, artificial insemination supplies, embryo transfer services, including embryo transfer equipment and training. Commencing in September 1998, the Company began developing a semen delivery system for use in artificial insemination which is now commercially available and a non-surgical porcine embryo transfer system which to date is not commercially available. Embryo transfer is the ability to remove an embryo from a genetically superior animal and introduce it into a surrogate host (mature recipient female). This has been done successfully, commercially in other large farm animals but has never been successfully commercialized in swine due to the intricate nature of the swine reproductive system.

         The advantages of embryo transfer are: (i) bloodlines are changed after only one generation, when compared to traditional means of introducing a new line of genetics through natural breeding or semen; (ii) no quarantine requirements compared with live animals; (iii) low incidence of disease transference, as embryos are "washed" in a proprietary solution to virtually remove any disease which may be present on the membrane of the embryos, when compared to natural or artificial insemination where disease may be transferred;
(iv) reduced transportation costs, when compared to live animal transfer because embryos are transferred in a special heated briefcase; (v) high fertilization rate, when compared to traditional artificial insemination techniques; and (vi) uses existing livestock - embryos are implanted in the farmers' existing sows, rather than risking the chance of disease transference through the introduction of new animals to the herd.

         Struthers was the first company to successfully achieve commercial viability of surgical embryo transfer in swine when, in 1998, the Company successfully transferred and implanted embryos into sows in Czechoslovakia, a procedure which had previously only been employed in a laboratory setting. Since then, the Company further developed its embryo transfer system, designing its own Mobile Operating Theatre - a specially designed self-contained trailer, towed behind a truck to the embryo transfer sites. This Mobile Operating Theatre has been used with our own herds to improve our surgical procedures and to prove the safety and cost effectiveness of the technology. To date, there have been no known instances of disease transference or deaths resulting from the surgical embryo transfer procedures. Further, based on the experience gained from these transfers, the cost of the procedure is very favorable when compared to the alternative of purchasing a herd of genetically superior gilts.

         The Company has continued its product development to encompass the technologies of non-surgical embryo transfer and an advanced semen delivery system. In April 2000, the Company began experimenting with the Gourley Scope, a device originally designed for artificial insemination in sheep, modifying it for reproductive use with swine. The first trials involving non-surgical transfer of embryos utilizing the Gourley Scope were conducted on May 13, 2000. Subsequently, based upon the initial results, the Company acquired the rights to the device on June 1, 2000. Research has continued with the use of the Gourley Scope in non-surgical transfers and also in other applications such as artificial insemination using both fresh and frozen semen. To date, more than 3,500 procedures have been performed on swine using the Gourley Scope without adverse health consequences or a single death among the animals resulting from the procedure. With the recent birth of the first litter of swine resulting from non-surgically implanted embryos, announced on September 5, 2000, the Company's prospects for successful commercialization of the embryo transfer process in the swine industry has been advanced considerably. While product development continues, the Company believes the new technology will be well received by the swine industry, due to the added benefits of potential cost reductions and convenience offered by this new non-surgical embryo and semen implantation device. It is currently estimated that the first commercial applications of the non-surgical swine embryo implantation technology may generate revenues in the first quarter of 2001. It is premature to estimate the probable revenues or costs of such applications, since the scope of such activities is yet to be defined.

         The Company believes that swine industry demands for accelerated genetic advancement and selection will be met by the safe and cost effective Struthers embryo transfer system and the use of the Company's superior genetic line (breeding stock, semen). The Company believes that embryo transfer and genetic implantation will become the principal commercial vehicle of genetic sales and exchange in the swine industry as seen in other animal husbandry industries (i.e., cattle) and will lead to new and innovative breeding strategies for the direct selection of lean high quality pork. The Company believes by utilizing the combined benefits of Struthers superior genetic line and embryo transfer technology, profitability is increased while the risk of disease transmission is reduced.

         On November 2, 1999 the Company entered into an agreement with Legred Genetics, Inc., Legred Genetics and Brent Legred ("Legred") pursuant to which the Company purchased physical assets, including livestock, operating equipment and Legred's rights under an agreement with Norsvin International AS ("Norsvin"), an international developer and distributor of porcine genetic materials and technology ("Legred Assets"). The purchase price was determined based on management's knowledge of the industry and other studies conducted by management. The aggregate amount of the purchase price was $5,000,000, of which $1,000,000 was paid in cash, 2,220,000 shares of common stock at closing valued at $250,000 and 6,660,000 shares of common stock valued at $750,000 due on January 1, 2000 (based on the fair value of the common stock as of the date of the agreement). The balance of $3,000,000 payable in the Company's common stock, the final number of which shares will be determined based on the market value of the Company's common shares at the dates payable as follows: $1,000,000 due May 2, 2000; $1,000,000 due November 2, 2000 and $1,000,000 due May 2, 2001. The
fair market value of the common shares the Registrant is required to issue to Legred is $4 million. Pursuant to the Agreement with Legred, to date (February 28, 2001), the Company has issued 12,924,304 shares valued at $3,000,000 (based on the average trading price on the due dates issued). Additional shares valued at $1 million are to be issued on or about May 2, 2001. The cash portion of the consideration paid to Legred was satisfied by means of a cash payment of $100,000 on November 5, 1999 and a note payable in the amount of $900,000; which was subsequently paid in full on February 15, 2000.

         The Company was obligated under the purchase agreement with Legred to build and subsequently did build and equip a boar stud unit and operating laboratory, the cost of which was approximately $1,200,000. In anticipation of the execution of the said agreement, the Company formed a wholly owned subsidiary incorporated in the State of Nevada on October 21, 1999 and called Legred Struthers Genetics, Inc. ("LSG"). All of the Legred Assets were transferred into LSG.

         One of the assets acquired from Legred Genetics, Inc. was Legred's rights under an agreement with Norsvin International AS (an unrelated third party). Under this agreement LSG has, among other things, the exclusive right to sell semen and animals produced from Norsvin swine genetics throughout the United States. Legred is obligated to pay a royalty equal to 4% of revenues derived from sale of progeny or semen produced from animals previously purchased from Norsvin. Royalties are payable to Norsvin on a semi-annual basis of which $1,683 and $12,628 was paid to Norsvin for the period from the date of the Legred acquisition through December 31, 1999 and for the year ended December 31, 2000, respectively. As of December 31, 2000 there are no material long- term or short-term purchase contracts or sales agreements pertaining to the sale or purchase of Norsvin genetics.

         LSG is currently able to supply seven superior lines of swine genetics developed from genetic lines over the past 20 years and the addition of Norsvin breeding stock. All swine genetic sales (semen, live animal sales, and embryos) occur through LSG. The Company has entered into written agreements with 11 independent Swineherd Farmers to provide breeding gilts and barrows to the Company for sale to the Company's customers. As of December 31, 2000 the herds consist of approximately 28,500 swine. Under the agreements, the Company has a first right of refusal to purchase any and all animals produced which the Company then resells to its customers at a profit. The agreements with these farmers are known as "Gilt Multiplier" agreements. Only quality offspring (principally gilts) are selected and purchased from the Swineherd Farmer for sale to the Company's customers, hence a "genetic premium" ranging from $20 to $52 is paid to the Swineherd Farmer. Because these contracts enable the Registrant to produce many more animals for sale to its customers than it could otherwise from its own herds alone, these agreements are termed "Multiplier Herd" agreements, since the Company has, in effect, "multiplied" its genetic capabilities. None of these swine are fed animal protein in their growth diet and great care is taken against the introduction of any harmful chemicals and unnecessary antibiotic products.

         On June 1, 2000, the Company purchased the assets of Elite Visions L.L.C. of Waukon, Iowa. The total purchase price was based upon management studies was $2,154,445. The consideration paid was $22,000 in cash plus $1,888,860 in common stock (2,303,488 shares issued on August 4, 2000 and valued at $.82 per share at the date of the agreement) and the assumption of certain liabilities in the amount of $243,585. The purchased assets include the physical assets (i.e., land and building, furniture and fixtures, and office equipment and office equipment) and the assignment of all rights to a patented item called the "Gourley Scope(Tm)" (Trademark applied for), an instrument used for non-surgical semen delivery in animal husbandry including swine. The scope employs the imaging technology of a 1 mm camera, transmitter, and light source, which allows the technician to view the reproductive system and deliver the semen or embryo to the appropriate area of the reproductive tract for maximum conception. In anticipation of the execution of the said agreement, the Company formed a wholly owned subsidiary that was incorporated in the State of Nevada on May 26, 2000 and called Elite Visions, Inc. ("Elite"). Elite constructed a meat distribution facility for the Registrant's Tender Prime(TM) line of meat products in Waukon, Iowa, which was completed at a cost of approximately $50,000 in October 2000.


         On May 15, 2000, the Company purchased the assets of Muller A.I., L.L.C. of Sioux Falls, South Dakota, a company in the business of retail and wholesale of various goods and supplies utilized in the artificial insemination of farm animals. The total purchase price which was based upon studies by management was $252,857. The consideration paid was $131,290 in cash plus $100,000 of common stock (195,168 shares issued on August 4, 2000 and valued at $.51238 per share at the date of the agreement) and the assumption of $21,267 in liabilities. The assets included all furniture, fixtures and equipment as well as all supplies, materials and merchandise relating to and used in connection with such business, including its list of customers and other items of goodwill. The Company did not assume any of the liabilities of Muller A.I., L.L.C. except for a customer deposit in the amount of $21,267. The Company formed a wholly owned subsidiary that was incorporated in the State of Nevada on May 26, 2000 and called Muller A.I., Inc. ("Muller").


Competition

         At present, the Company must compete with both national and international swine genetic companies that are vastly larger in scope and resources. The Company must also price many of its products and services at rates that are competitive to these larger competitors, even though the Registrant believes its products may be superior in quality. The Company uses its best efforts to differentiate itself from the competition principally through education of its customers as to the quality of its product and through better service to its customers. In addition, the Company provides a warranty, as described below. To date, to our knowledge, no one company alone supplies all of the services that the Company can and does supply, i.e., semen, gilts, boars, artificial insemination supplies, the reproductive technology of the semen delivery and embryo transfer systems, animal husbandry and facility design, consultation and training. The Company warrants its product line to the extent that the customers may return unused defective products. The breeding animals also carry a guaranty from the Company that guarantees a percentage of the animals will breed. If a percentage of the animals do not conceive (fertilized), they are replaced at market price with no genetic premium paid by the client up to 10% of the animals purchased. For these reasons, the Company believes it can compete successfully in the market place for genetic products and swine.

         There is no guarantee that Embryo Transfer Technology will become the "standard" for the swine industry nor that Struthers, Inc. will ultimately become the "market leader" either in revenues or technology. The Company therefore strives to continue to improve both its products and its visibility in the industry against competitors. In addition, Struthers, Inc. has attempted to protect itself through its patents and proprietary processes and techniques. It is similarly difficult to estimate the value to the industry or its customers upon the deployment of the Company's technology or of the costs which may be incurred in further product development, manufacture and marketing activities, due to the fact the Company's technology is unique and there is no previous product "track record" to compare to.

EFFECT OF GOVERNMENT REGULATIONS ON THE REGISTRANT'S BUSINESS


         Currently, the Company must follow regulations and guidelines set by numerous departments of the United States Department of Agriculture (USDA) for policies and procedures pertaining to the raising of animals and the processing and distribution of meat products. The Company also is subject to regulations set forth by the Animal and Plant Health Inspection Service (APHIS) and the USDA in areas of agricultural biotechnology permitting, notification, animal quarantine issues and in Deregulation Biotechnology Permits. The Company must also report to APHIS, which is responsible for enforcing regulations governing the import and export of plants and animals within and outside the United States. The Company must comply with all regulations as they may apply concerning product labeling, animal health issues, product contamination, and the importation and exportation of animals, semen and embryos. To date the Company has complied with all of the above regulations and guidelines and is not aware of any violations of the items listed above. The Company is also aware that they may be subject to fines if any violations occur. With respect to slaughter practices, the Company utilizes only USDA inspected slaughter and packaging facilities to process and package their meat products.

         The Company must also comply with regulations set forth by the Environmental Protection Agency (EPA) with respect to the containment and spreading of animal waste material and also chemical emissions and groundwater contamination issues. The Registrant has obtained the necessary permits for the proper disposal or spreading of animal waste products. To date, the Company is unaware of any violations with respect to the above matters.

         The Company is a member of the International Embryo Transfer Society
(IETS) (a self-regulating industry body). As such, the Company complies with protocols set forth by the IETS for the safe handling of animals, transportation of genetic material, surgical removal of embryos and the surgical and non-surgical implantation of embryos.



Distribution of Products, Services and Marketing by Subsidiaries


         Legred Struthers Genetics, Inc. (LSG)
                  Products


                          Semen - collected and processed at the boar stud facilities. Semen is sold on a yearly contract basis. The sales price of semen is dependent upon volume ordered.


                          Gilts (female prepubescent animal) - are sold from. gilt multiplier farms (a producer hog farm contracted independently to raise our genetic lines of sows which produce offspring as breeding stock for sale by LSG). LSG at present has contracts with 11 independent Swineherd Farmers who raise gilts and barrows for purchase and resale to its customers. The contracts are written on a "first right of refusal" basis such that the Company is generally not obligated to purchase any specified numbers of animals. Due to this arrangement, the Company has the flexibility to service any reasonably anticipated demand without the Capital outlay required to maintain the herd sizes, and, to ensure profit margins on the animals it sells to its customers. To date, the agreements are terminable and renegotiable on an annual basis.

                          Boars - Boars are sold on an individual basis from LSG breeding stock at prices ranging from $500.00 to $5,400.00 depending upon lineage and quality.


                  Customer Base


                          Gilt Multiplier Herds: The eleven gilt multiplier herds that have been contracted to produce and raise gilts for sale constitute a major source of supply of genetic material. The loss of two or more of these clients would result in a temporary reduction of breeding stock until additional agreements are entered into.

                          LSG is not dependent upon any one customer for sale of its swine, nor does any one customer account for ten percent or more of the Registrant's consolidated revenues and the loss of such customer would not have a material adverse effect on the Company and its subsidiaries taken as a whole.


                  Principal Markets

                          Gilts, boars and semen are primarily sold to hog producers for raising market hogs for slaughter; repopulating of herds lost to disease; completely changing genetic lines; or the population of new swine production facilities.

                  Marketing and Advertising

                          Brochures with genetic lines and price lists; reprints of articles from trade papers that feature LSG; and carcass data (detail analysis of meat quality provided by slaughter centers) are distributed via sales force at trade shows, industry events, and via mailings.


                  Professional Associations


                          The Company is a member of the National Pork Producers Council (NPPC) and the International Embryo Transfer Society (IETS) and utilizes resources made available by these organizations (i.e., training, education, and research papers).


         Muller, A.I., Inc.

                  Products and Services


                          Wholesale and retail marketing of artificial insemination (AI) supplies, and equipment. Provides boar stud and breeding facility consulting services consisting of facility design, feeding and health maintenance, and AI training programs.


                  Principal Markets

                          Hog production facilities that use artificial insemination techniques.


                          Veterinarians, wholesale and retail outlets that use and sell animal husbandry products.


                  Marketing and Advertising

                          Direct visits and phone calls to present and potential customers.

                          Brochures and price lists distributed to potential customers and client base.

                          Attendance and displays at trade shows; print advertising in trade papers and magazines.


                  Customer Base

                          Muller A.I., Inc. is not dependent upon any one customer, nor does one customer constitute an amount equal to ten percent or more of the Company's consolidated revenues and the loss of such customer would not have a material adverse effect on the Company or its subsidiaries.



         Elite Visions, Inc.


                  Product Development

                           Gourley Scope(TM)


                          To date, the Gourley Scope(TM) is in the product development and testing phase, and thus, no pro forma projection of revenues has been made. The Company is continuing on the development of the Semen Delivery System and the Embryo Transfer System, incorporating the Gourley Scope (TM) in order to make implantation of swine embryos non- surgical.



                          Tender Prime(TM)

                          In the fourth quarter of 1999, the Company began to test market a line of high quality, value added pork products. The Company has completed the label design and trademark was applied for of the Tender Prime(TM) name and logo. The Company began selling its Tender Prime(TM) pork products during the third quarter of 2000 and is currently shipping approximately 50,000 lbs per week.



           Trademarks


                          Currently pending with the U.S. Patent and Trademark Office are special intent to use applications for the following:


                          TENDER PRIME and TENDUR PRIME: These trademarks will be used in connection with genetically bred swine, namely pigs and hogs, and meat products derived therefrom; and

                          GOURLEY SCOPE: This Trademark will be used in connection with the non-surgical embryo and semen transfer device. Patent issued in the United States, Australia and New Zealand. (Exhibits)


                  An "actual use" application has been filed with the U.S. Patent and Trademark Office for Tender Prime(TM) logo. The Tender Prime(TM) logo design comprises a shield with the name "Struthers Certified" across the top, a picture of a pig in the middle and a banner across bottom of the shield.


                  As the Company believes its embryo transfer system to be proprietary technology, it has not as of this date filed for trademark, word mark or U.S. Patent.


                                    EMPLOYEES


         The Company and its subsidiaries employ a total of 34 people. Seven full-time employees are located in the Company's administrative offices in Charleston, South Carolina. There is one full-time employee and two part-time employees in the Company's research facility in Spencer, Iowa. In the Company's boar stud operations in Wells and Bricelyn, Minnesota there are nine full-time employees and one part-time employee and one student employee. Elite Visions, Inc. has eight full-time employees and two part- time employees in Waukon, Iowa. Muller, A.I., Inc. has three full-time employees in Sioux Falls, South Dakota. None of the employees are unionized.

ITEM 2.  PROPERTIES

Description of Properties

         The Company maintains its executive offices in approximately 2,200 sq. ft. of space in Charleston, South Carolina pursuant to a 5 year operating lease at $2,984 per month commencing November 1, 2000. The lease contains an annual escalator clause of 4% of the prior years base rent.

         The Company has a field office containing approximately 1,500 sq. ft. located in Bricelyn, Minnesota in a building owned by Legred Struthers Genetics, Inc. The property was purchased on January 21, 2000 for $50,000 and is subject to a $40,000 first mortgage. The Company has an approximately 22,000 sq. ft. facility with housing for 400 boars, semen processing and embryo transfer operating rooms and administrative offices. It is located on 40 acres of leased land at $1 per year for 99 years located in Bricelyn, Minnesota. Also in Bricelyn, Minnesota is a 175-boar stud unit facility containing approximately 5,000 sq. ft. under a month-to-month lease at a rental of $750 per month. In addition, the Company's Great Grand Parent sow herds are located at 10 additional facilities rented under various arrangements, none of which extend over a one-year period.

         The Company's Muller AI subsidiary operates from a leased facility of approximately 5,000 sq. ft. located in Sioux Falls, South Dakota under a one-year lease at $1000 a month.

         The Company's Elite Visions subsidiary operates its administrative, assembly, warehouse and retail operation from its 6,800 sq. ft. building which it owns in Waukon, Iowa. In addition, the Company leases two properties containing training, laboratories and a farm operation at a monthly rental of $6,000 per month.

         The Company has leased two gestation barns, one 1,800 sq. ft. and the other 2,400 sq. ft. in Spencer, Iowa consisting of approximately 4 acres that is used as a research facility under a month to month lease at a monthly rental of $500.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending lawsuits, nor have any been threatened and to the best of its knowledge, none are contemplated. No such proceedings are known by the Company to be contemplated by any governmental authority.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (1) The Company's Annual Meeting of Stockholders wa held on October 28, 2000.

         (2) Messrs. Douglas W. Beatty and Rhett C. Seabrook were nominated for re- election as directors to hold office until the next Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. Both Messrs. Beatty and Seabrook were re-elected. The vote was as follows:

                                                                Abstentions/
                   Name                       For               Against
                   ----                       ---               -------
                   Douglas W. Beatty          243,960,096       19,300
                   Rhett C. Seabrook          243,940,769       19,300


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

               (ii) Vote was taken to ratify, approve and confirm all prior actions of the directors and officers of the Company and all filed amendments to the Company's Articles of Incorporation. The vote was as follows:

                                                             Abstentions/
                                              For            Against

                                              242,829,626    1,130,470

(4)Not applicable


                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock commenced trading on the OTC Bulletin Board on June 16, 1998 under the symbol "STRU". The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock as reported by the OTC Bulletin Board for periods on and subsequent to June 16, 1998. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                     High              Low
                                     ----              ---
Fiscal Year 1998
         3rd quarter                  6.37              .09
         4th quarter                   .06              .01

Fiscal Year 1999
         1st quarter                   .03              .01
         2nd quarter                   .60              .01
         3rd quarter                   .28              .09
         4th quarter                   .52              .07

Fiscal Year 2000

         1st quarter                  1.66              .27
         2nd quarter                  1.09              .44
         3rd quarter                   .56              .33
         4th quarter                   .60              .18

Fiscal Year 2001

          1st quarter                  .35              .09


           There are no restrictions that currently materially limit the Company's ability to pay dividends or that the Company believes are likely to limit materially the future payments of dividends. The Company has not paid any dividends to date. For the foreseeable future it is anticipated that any earnings, which may be generated from operations, will be used to finance growth. Therefore, it is not expected that cash dividends will be paid to stockholders any time in the foreseeable future.

As of March 28,2001 there were approximately 1573 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                        STRUTHERS, INC. AND SUBSIDIARIES

                                                     FOR THE YEARS ENDED DECEMBER 31,

Operating Revenues:                     2000                     1999 (1)                   1998 (2)
- ---------------------------------- -------------------------  ------------------------  -------------------------

Semen                              $    241,355               $     31,074               $      ---
- ---------------------------------- -------------------------  ------------------------  -------------------------

GILTS                                   844,791                    201,736                      ---
- ---------------------------------- -------------------------  ------------------------  -------------------------

BOARS AND BARROWS                       346,663                     59,758                      ---
- ---------------------------------- -------------------------  ------------------------  -------------------------

MARKET SWINE                          1,437,963                     19,895                      ---
- ---------------------------------- -------------------------  ------------------------  -------------------------
ARTIFICIAL INSEMINATION
        SUPPLIES                        424,116                     14,896                      ---
- ---------------------------------- -------------------------  ------------------------  -------------------------

GENETIC AND RELATED
                                        196,305                      5,692                      ---
  SERVICES
- ---------------------------------- -------------------------  ------------------------  -------------------------

TOTAL OPERATING REVENUES           $  3,491,193                 $   333,051             $      ---
- ---------------------------------- -------------------------  ------------------------  -------------------------
- ---------------------------------- -------------------------  ------------------------  -------------------------
NET LOSS                           $ (3,209,844)                $  (617,061)              $  (524,129)
- ---------------------------------- -------------------------  ------------------------  -------------------------
NET LOSS PER SHARE
  - BASIC AND DILUTED              $      (0.01)                $     (0.00)              $     (0.00)
- ---------------------------------- -------------------------  ------------------------  -------------------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                370,233,232                  342,207,620              316,354,380
- ---------------------------------- -------------------------  ------------------------  -------------------------

                                                             AS OF DECEMBER 31,

Balance Sheet Data:                     2000                         1999                      1998
- ---------------------------------- -------------------------  ------------------------ --------------------------
CASH AND CASH
 EQUIVALENTS                        $ 1,446,436                  $   201,160             $       ---
- ---------------------------------- -------------------------  ------------------------ --------------------------

WORKING CAPITAL (3)                   2,504,688                     (345,632)                   2,278
- ---------------------------------- -------------------------  ------------------------ --------------------------

TOTAL ASSETS                         10,539,442                    5,329,291                    2,278
- ---------------------------------- -------------------------  ------------------------ --------------------------

LONG TERM DEBT  (3)                     120,363                       ---                        ---
- ---------------------------------- -------------------------  ------------------------ --------------------------

STOCKHOLDERS EQUITY                   9,031,530                      572,474                  (85,365)
- ---------------------------------- -------------------------  ------------------------ --------------------------

 (1) REFLECTS OPERATING RESULTS OF THE FARM OPERATIONS FOR THE TWO MONTHS FROM THE DATE OF THE LEGRED ACQUISITION THROUGH DECEMBER 31, 1999.
 (2) THERE WAS NO FINANCIAL ACTIVITY IN 1997 OR 1996.
 (3) EXCLUSIVE OF OBLIGATIONS PAYABLE IN COMMON STOCK.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.


OVERVIEW

         The Company completed its first full year of operations and ended the year 2000 with a net loss $3,209,844 on total operating revenues of $3,491,193 as compared with a net loss of $617,061 on total operating revenues of $333,051 for 1999. The Company first began operations with the Legred acquisition in November 1999.

         The Company's current stud boar units located in Bricelyn and Wells, Minnesota, house 206 Great Grand Parent boars that produce semen for sale. The new state-of-the- art stud boar facility also located in Bricelyn will house 400 additional boars was completed during September 2000. Each boar produces 1,200 doses of semen per year with a retail price per dose of $7.00. At capacity, the facility can produce 480,000 doses of semen per year. Semen sales for the year 2000 were $241,355 as compared with $31,074 for the two months from the date of acquisition of Legred through December 31, 1999.

         Gilt sales (prepubescent breeding sows) are supplied through the Company's gilt multiplier system. The Company generates an average of 450 gilt sales per month with an average sales price of $195 per gilt. The Company currently has contracts with eleven gilt multiplier farms for the production of our superior genetic lines of gilts and barrows. Gilt sales for the year 2000 were $844,791 as compared with $201,726 for the two months from the date of acquisition of Legred through December 31, 1999. Gilt sales decreased from $480,585 for the first six months of 2000 to $364,206 for the second six months of 2000 because the Company was expanding its own breeding herds and also reflects the seasonality of live animal sales.

         Boar and barrow (prepubescent boars) sales are also made through the multiplier system or from the core genetic herd. Boar and barrow sales for the year 2000 were $346,663 as compared with $59,758 for the two months from the date of acquisition of Legred through December 31, 1999.

         The Company currently has the following two agreements for the production of Tender Prime(TM) line of meat products: Andy Bakken Farms d/b/a A-B Duroc and Bowden & Pech formally Fairmont Finishers. Both customers purchase gilts and semen from the LSG Duroc line of animals. The LSG line of Duroc was chosen as the animal to be processed for the Tender Prime(TM) line of high end, value added meat products.

         The Company currently has alliances with other swine producers for the rearing of our superior genetic line of hogs for market under Company's specific developed programs in order to fulfill the needs of identified meat packers. The Company collects a percentage of the premiums paid by meat packers for hogs from our genetic line from both the Company's own herds and alliance herds. Current premiums paid by meat packers for our top quality hogs range from $9.00 to $22.00 per hog. Percentages paid to alliance hog producers vary on a per contract basis, but generally range between $4.00 and $5.00 per hog. The Company has identified several meat packers with needs for certain types of animals under the Company's developed protocols and programs. The Company continues to seek additional alliance herds to fulfill those identified needs and expects to significantly expand its herd size in 2001. Market sales of hogs for the year 2000 were $1,437,963 as compared with $19,895 for the two months from the date of acquisition of Legred through December 31, 1999. Included in sales for 2000 were sales of market hogs to a meat processor of $723,833 during the first six months of the year. The balance of the increase in sales of market hogs during the year was attributable to sales of isoweaners (baby pigs recently weaned from their mothers) and Tender Prime meat products. Sales of market hogs decreased significantly in the second half of the year because the Company instituted a change in its meat distribution channel from wholesale sales to meat packers to upstream direct retail sales to customers. Initial shipments of the Company's Tender Prime meat products to retail customers began late in the fourth quarter.

     Sales of artificial insemination supplies were $424,116 for the year 2000 as compared with $14,896 for the two months from the date of acquisition of Legred through December 31, 1999. The increase in sales of artificial insemination supplies was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the year.

         Sales of genetic and related services were $196,305 for the year 2000 as compared with $5,692 for the two months from the date of acquisition of Legred through December 31, 1999. The increase in sales was primarily attributable to the The Company has perfected the surgical Embryo Transfer System and is currently improving the procedure to include the non-surgical implantation of embryos. The Company anticipates including this technology into its overall marketing plans during the first quarter of 2001.

     The Company acquired the rights to the Gourley Scope, an instrument used for non-surgical semen delivery and embryo transfer in animal husbandry including swine, through the acquisition of Elite Visions during the year. The Gourley Scope was utilized in Artificial Insemination during the fourth quarter 2000 in Beta Herd test markets under the direct supervision of Dr. Carlson, the Company's consulting veterinarian. The current breeding herds under Dr. Carlson's supervision are between 35,000 and 45,000 animals. The Company anticipates significant increases in revenues from the lease of Gourley Scopes and sales of sheaths and semen during 2001.

RESULTS OF OPERATIONS


FOR THE THREE YEARS ENDED DECEMBER 31, 2000.

         The following table sets forth, for the years indicated, the percentages of total revenues represented by certain items reflected in the consolidated statements of operations.



Operating Revenues:                           For the Year Ended December 31,

                                           2000           1999 (1)       1998 (2)
- --------------------------------------- --------------- --------------- ---------

Semen                                   6.9%            9.3%            ---%
- --------------------------------------- --------------- --------------- -------

Gilts                                   24.2%           60.6%           ---%
- --------------------------------------- --------------- --------------- -------

Boars and Barrows                       9.9%            17.9%           ---%
- --------------------------------------- --------------- --------------- -------

Market Swine                            41.2%           6.0%            ---%
- --------------------------------------- --------------- --------------- -------

Artificial Insemination
  Supplies                              12.2%           4.5%            ---%
- --------------------------------------- --------------- --------------- -------

Genetic and Related Services            5.6%             1.7%            ---%
- --------------------------------------- --------------- --------------- -------



- --------------------------------------- --------------- --------------- -------

Total Operating Revenues                100.0%          100.0%          ---%
- --------------------------------------- --------------- --------------- -------


- --------------------------------------- --------------- --------------- -------

Cost of Sales                           83.5%           50.9%           ---%
- --------------------------------------- --------------- --------------- -------


- --------------------------------------- --------------- --------------- -------

Gross Profit                            16.5%           49.1%           ---%
- --------------------------------------- --------------- --------------- -------


- --------------------------------------- --------------- --------------- -------

Expenses:
- --------------------------------------- --------------- --------------- -------

Research and Development                7.5%            3.0%            ---%
- --------------------------------------- --------------- --------------- -------

Marketing and Advertising               5.1%            6.1%            ---%
- --------------------------------------- --------------- --------------- -------

General and Administrative              65.4%           159.1%          ---%
- --------------------------------------- --------------- --------------- -------

Amortization and
Depreciation                            34.0%           60.9%           ---%
- --------------------------------------- --------------- --------------- -------

Total Expenses                          112.0%          229.1%          ---%
- --------------------------------------- --------------- --------------- -------

Operating Loss                          (95.5%)         (180.0%)        ---%
- --------------------------------------- --------------- --------------- -------


- --------------------------------------- --------------- --------------- -------

Other Income (Loss)                     3.5%            (4.9%)          ---%
- --------------------------------------- --------------- --------------- -------


- --------------------------------------- --------------- ---------------- ------

Loss Before Income Taxes                (92.0%)         (184.9%)         ---%
- --------------------------------------- --------------- ---------------- ------


- --------------------------------------- --------------- ---------------- ------

Income Taxes                             ---            .3               ---%
- --------------------------------------- --------------- ---------------- ------


- --------------------------------------- --------------- ---------------- ------

Net Loss                                (92.0%)         (185.2)          ---%
- --------------------------------------- --------------- ---------------- ------


(1) Reflects operating results of the farm operations for the two months from the date of the Legred acquisition through December 31, 1999.
(2) There were no operating revenues in 1998 and there was no financial activity in 1997 or 1996.


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

REVENUES

         Revenues for the year ended December 31, 2000 were $3,491,193 as compared with $333,051 for the year ended December 31, 1999. Included therein are gross revenues of $42,079 and $315,694 for the years 1999 and 2000, respectively, from the sale of offspring and semen directly attributable to Norsvin acquired boars representing approximately 12.6% and 9.0% of total consolidated revenues. Of those sales the Company was obligated to pay a royalty to Norsvin of 4% or approximately $1,683 and $12,628 for the year 1999 and 2000, respectively. While the Company expects the sales under this arrangement to increase in dollar volume, the Company expects the percentage contribution to total consolidated revenues to continue to diminish in the future due to the development of its other product lines. The Company first began to generate revenues after the Legred acquisition in November 1999.


COST OF SALES

         The cost of sales for the year ended December 31, 2000 was $2,914,217 and represented 83.5% of total revenues as compared with $169,609 representing 50.9% of total revenues for the year ended December 31, 1999. The increase in cost of sales as a percentage of total revenues was caused by the changes in the mix of products and services sold during the year and the additional costs to operate the new state-of-the- art boar stud facility in the fourth quarter of 2000. There were no revenues generated from the new stud boar facility in the fourth quarter of 2000. The primary components of cost of sales are the costs to purchase and raise live animals, and the farm operations including feed, veterinary costs, wages, and artificial insemination supplies.


RESEARCH AND DEVELOPMENT COSTS

         The Company spent $260,850 on research and development activities for the year 2000, representing 7.5% of total revenues as compared with $10,000 representing 3.0% of total revenues for the year ended December 31, 1999. The increase was due primarily to the continued development of the semen and embryo transfer technology and the addition of the Gourley Scope.


MARKETING AND ADVERTISING COSTS

         Marketing and advertising costs for the year ended December 31, 2000 were $177,165 and represented 5.1% of total revenues as compared $20,242 representing 6.1% of total revenues for the year ended December 31, 1999.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs increased by $1,754,583 (331%) from $529,838 for the year ended December 31, 1999 to $2,284,421 for the year ended December 31, 2000. The increase in general and administrative costs was primarily attributable to the Company's efforts in raising capital, restructuring its business activities, acquisition completions, registration of the Company's trademarks and patents, other legal and accounting fees, employment related costs, registering its common stock with the Securities and Exchange Commission and the Company's first annual shareholders meeting including the costs of printing and distributing the annual shareholders reports, and building its infrastructure to support anticipated growth during 2001. The primary components of general and administrative costs for the years ended December 31, 2000 and 1999 were as follows:


                                                       2000           1999


Moving Costs - Office                              $   33,097      $     ---
- -------------------------------------------------  --------------- -----------

Professional and Consulting Fees                      595,863        178,743
- -------------------------------------------------  --------------- -----------

Printing and Reproduction                             127,689         18,388
- -------------------------------------------------  --------------- -----------

Officers Salaries and Bonuses                         424,308         80,000
- -------------------------------------------------  --------------- -----------

Other Wages and Benefits                              200,190         65,713
- -------------------------------------------------  --------------- -----------

Stock Issued as Compensation to
  Employees and Consultants                           313,010         10,000
- -------------------------------------------------  --------------- -----------

Stock Issued - Charitable Contribution                 42,000         40,000
- -------------------------------------------------  --------------- -----------

Leases and Rentals                                     94,624         25,550
- -------------------------------------------------  --------------- -----------

Telephone                                              75,481         26,877
- -------------------------------------------------  --------------- -----------

Travel Costs                                           99,293         20,482
- -------------------------------------------------  --------------- -----------

Meetings and Conventions                               98,563           ---
- -------------------------------------------------  --------------- -----------

Bad Debts                                              38,000           ---
- -------------------------------------------------  --------------- -----------

Other Administrative and Office Costs                 142,303         64,085
- -------------------------------------------------  --------------- -----------


- -------------------------------------------------  --------------- -----------

Total General and Administrative Costs             $2,284,421      $ 529,838
- -------------------------------------------------  --------------- -----------


AMORTIZATION AND DEPRECIATION

         Amortization and depreciation was $1,186,634 for the year ended December 31, 2000 as compared with $202,946 for the year ended December 31, 1999. The increase in amortization and depreciation was attributable to the acquisitions of Elite Visions, Inc. and Muller A. I., Inc. during the year 2000 and a full year of amortization and depreciation of the Legred acquisition.


OTHER INCOME (LOSS)

         Other income for the year ended December 31, 2000 was $122,497 as compared with a loss of $16,344 for the year ended December 31, 1999. The increase reflects interest income earned on invested cash received on the sales of common and preferred stock. The loss for 1999 includes a loss on a deposit to purchase a 20% equity interest in an unrelated party called Struthers Pedigree Herd Corporation. The parties could not reach an agreement on the final terms and the Company rescinded the transaction. $80,000 of the initial $105,000 deposit was returned in June 2000.


PROVISION FOR TAXES

         The provision for taxes represents minimum state franchise taxes. The Company has not had any taxable income since its inception and therefore has not incurred any income taxes. The Company has not recognized any deferred tax benefits in connection with net operating loss carry-forwards and will not until such time as it is more likely than not that the related tax benefits will be realized.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

REVENUES


         The Company generated revenues for the first time during the year 1999 as a result of the Legred acquisition. Total revenues for the year ended December 31, 1999 were $333,051. The Company had no revenues in 1998.


COST OF SALES - FARM OPERATIONS

         The cost of sales - farm operations for the year ended December 31, 1999 was $169,609 and represented 50.9% of total revenues. The Company had no cost of sales in 1998. Cost of sales consists of the cost of farm animals sold, freight, feed, supplies, veterinary fees and labor costs.


RESEARCH AND DEVELOPMENT COSTS


         The Company incurred $10,000 in research and development costs in 1999 as compared with $180,074 in 1998. The 1999 research and development costs were comprised primarily of lab expenses incurred since the Legred acquisition in November 1999. The research and development costs in 1998 represented purchased in-process Research and Development in connection with the acquisition of the embryo transfer technology from Struthers International Research Corporation
(SIRC).



MARKETING AND ADVERTISING COSTS

         Marketing and advertising costs for the year ended December 31, 1999 were $20,242 and represented 6.1% of total revenues. The Company had no marketing and advertising costs in 1998.





GENERAL AND ADMINISTRATIVE COSTS


           General and administrative costs increased by $185,783 (54.0%) from $344,055 in 1998 to $529,838 in 1999. The increase in general and administrative costs was attributable to the Registrant's efforts in raising capital, restructuring its business activities, and seeking a merger candidate. The majority of the increase represents officers' wages of the parent corporation in the amount of $80,000 and outside consulting, legal and accounting costs in the amount of $93,683.


AMORTIZATION AND DEPRECIATION

           Amortization and depreciation was $202,946 for the year ended December 31, 1999 and was attributed primarily to the inclusion of the Legred Struthers Genetics, Inc. Subsidiary. The Company had no depreciation and amortization expense in 1998.


OTHER INCOME (LOSS)

         Other income (loss) for 1999 of ($16,344) represented the net investment loss for the year and included a $25,000 loss on a deposit to purchase a 20% equity interest in an unrelated party called Struthers Pedigree Herd Corporation. The parties could not reach an agreement on the final terms and the Company rescinded the transaction.

$80,000 of the initial $105,000 deposit was returned in June 2000. The Company had no investment activity in 1998.



PROVISION FOR TAXES


         The provision for taxes represents minimum state franchise taxes. The Company has not had any taxable income since its inception and therefore has not incurred any income taxes. The Company has not recognized any deferred tax benefits in connection with net operating loss carry-forwards and will not until such time as it is more likely than not that the related tax benefits will be realized.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and met its capital requirements including the acquisition of Legred, Elite Visions and Muller A. I. through the sales of equity securities. Cash flows from operations were a negative $2,299,636 for the year ended December 31, 2000 as compared with a negative $390,466 for the first year of operations in 1999.

             Cash used in investing activities was $1,976,719 for the year ended December 31, 2000 as compared with $243,052 for the year ended December 31, 1999. The Company used $1,906,719 of cash to purchase property and equipment (including cash used in the acquisition of Elite Visions, Inc. and Muller A. I.) and in construction of the new boar stud facility, $150,000 was advanced to an officer of the Company in the form of a loan, and $80,000 was received on the return of a deposit on an investment in the Struthers Pedigree Herd Corp.

         Cash provided by financing activities was $5,521,631 for the year ended December 31, 2000 as compared with $832,400 for the year ended December 31, 1999. The Company received net proceeds on preferred stock offerings of $6,520,000 and paid $900,000 on the note payable to Brent Legred and $98,369 on other notes payable assumed in the acquisition of Elite Visions during the year ended December 31, 2000.

         At December 31, 2000, the Company had working capital of $2,504,688 exclusive of $1,000,000 of short-term stock obligations payable in common stock in connection with the Legred acquisition. The Company's primary source of liquidity at December 31, 2000 was $1,446,436 in cash and cash equivalents, $529,855 in accounts receivable, and $575,687 in inventories.

           The Company may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital, depending on the amount, timing and nature of the consideration to be paid. The Company has not completed any negotiations for any significant acquisitions, joint ventures or mergers at the present time that has not been disclosed.

         In order to provide a possible source of funding for Struthers current activities and for the continued development of its current and planned products, and markets for its products, on March 23, 2001, we entered into a Common Stock Purchase Agreement and Registration Rights Agreement, commonly referred to as an equity line of credit agreement, with Alpha Venture Capital, Inc. (as further described in Footnote O to the financial statements).

           The Company does not have any material commitments for capital expenditures during the next 12 months other than those disclosed herein. The Company intends to use its existing cash and cash equivalent balances as of December 31, 2000 to fund its operation and research development activities. In addition the Company may avail itself of the proceeds from the sale of its common stock under the equity line of credit agreement with Alpha Venture Capital, Inc. for up to $10,000,000. Management believes that this will satisfy the Company's operating working capital needs and capital expenditure requirements for at least the next 12 months. The Company may consider various alternatives for obtaining additional equity or debt financing should the need occur. Any material acquisitions of complementary businesses, products, services or technologies could require the Company to obtain such financing. There can be no guarantee that such financing will be available on acceptable terms, if at all.

EFFECTS OF INFLATION

         Inflation has not had a material effect on the Company's revenues and expenses since its inception and inflation is not expected to have a material effect in the future.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Competition

         Struthers must compete with both national and international swine genetic companies that are vastly larger in scope and resources. The Company must price many of its products and services at rates that are competitive to these larger competitors, even though the Company believes its products may be superior in quality. The Company uses its best efforts to differentiate itself from the competition principally through education of its customers as to the quality of its product and through better service to its customers. In addition, the Company provides a warranty, as described below. To date, to our knowledge, no one company alone supplies all of the services that Struthers can and does supply (i.e., semen, gilts, boars, artificial insemination supplies, the reproductive technology of the semen delivery and embryo transfer systems, animal husbandry and facility design consultation and training). The Company warrants its product line to the extent that the customers may return unused defective products. The breeding animals also carry a guaranty from the Company that guarantees a percentage of the animals will breed. If a percentage of the animals do not conceive (fertilized), they are replaced at market price with no genetic premium paid by the client up to 10% of the animals purchased. For these reasons, the Company believes it can compete successfully in the market place for genetic products and swine. However, there can be no assurance that Struthers will be able to maintain a competitive advantage, compete successfully at a gross profit margin or achieve a volume of revenues necessary to become profitable.

New Products and Services

Embryo Transfer Technology

         There is no guarantee that our Embryo Transfer Technology will become the "standard" for the swine industry or that Struthers, Inc. will ultimately become the "market leader" either in revenues or technology. The Company therefore strives to continue to improve both its products and its visibility in the industry against competitors. Struthers has attempted to protect itself through its patents and proprietary processes and techniques.. It is similarly difficult to estimate the value to the industry or its customers upon the deployment of the Company's technology or of the costs which may be incurred in further product development, manufacture and marketing activities, due to the fact the Company's technology is unique and there is no previous product "track record" to compare to. We have only recently begun to generate revenues from the use of our Embryo Transfer Technology. There can be no assurance that a market will successfully develop for the Company's Embryo Transfer Technology or that it will not become obsolete due to technological advances in the industry.

Gourley Scope

         The Gourley Scope has been incorporated into the Company's Semen Delivery System and Embryo Transfer System that we believe will redesign the way producers of swine, sheep, deer, and other associated animal husbandry industries breed worldwide. The Gourley Scope is still being tested in Beta Herds under the supervision of the Company's veterinarian, Dr. Carlson. We have only recently begun to realize revenues from the use of the Gourley Scope. We are unable to predict whether or to the extent to which the Gourley Scope will be accepted in the swine industry or the amount and timing of revenues we might realize from them.

Other

          The Company continues to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability although the Company may not gain market share and our future revenue and earnings may suffer. The process of developing new high biotechnology products and services is complex and uncertain. We must accurately anticipate customers' needs and emerging technological trends that are new to the industry. We consequently must make long-term investment decisions and commit significant resources before knowing whether our predictions will eventually result in products and services that the market will accept.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures

         In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of any one transaction may not have a material effect on our financial position, results of operations or cash flows taken as a whole, it may contribute to our financial results differing from the investment community's expectations in a given quarter. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the entity into Struthers depends on a variety of factors including:

         -   The hiring and retention of key employees

         - Management of facilities and employees in separate geographic areas, and

         - The integration or coordination of different research and development and product and service facilities.

         All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

Limited Operating History

         We began operations in November 1999 with the acquisition of Legred Genetics, Inc., Legred Genetics and Brent Legred ("Legred") and the subsequent acquisitions of Muller A.I., LLC on May 15, 2000 and Elite Visions LLC on June 1, 2000. Because The Company has had operations for little over one year, it is difficult to evaluate the viability of our business model and prospects. Our swine genetics business, especially our Semen Delivery System and Embryo Transfer Technology including the Gourley scope is unproven and has not yet gained wide acceptance in the market. Most of our revenues to date have been generated from the sales of our semen, live animals, Tender Prime line of pork products, and artificial insemination supplies. We have only recently begun to realize sales from our other services including, consulting, Embryo and semen Transfer and the Gourley Scope. We are unable to predict whether or to the extent to which our technologies will be accepted in the swine industry or the amount and timing of revenues we might realize from them.

         Our historical financial information is of limited value in projecting our future operating results because of our limited operating history as a combined organization and the emerging nature of our markets.

Gross Profit Margins

         Our gross profit margins vary significantly among our products and services, customer groups and geographic markets. Consequently, our overall gross profit margins in any given period is partially dependent on the product, services, customer, and geographic mix reflected in that period's net revenues.

History of Operating Losses

          Struthers has a limited operating history of 14 months as such during that period the Company has incurred significant losses from operations and negative cash flows. Struthers to date has not earned a profit. As of December 31, 2000, the Company's accumulated deficit from operations was approximately $4,400,000. We cannot be certain that we can achieve sufficient revenues in relation to our expenses to become profitable or to become cash flow positive. No assurance can be given that Struthers product development efforts will be successfully marketed, the distribution channel for our Tender Prime pork products will develop, the Embryo Transfer Technology will be accepted in the swine industry, the Gourley Scope will be manufactured and marketed successfully.

         Our ability to fund our operating and liquidity needs and execute our business plan for the next twelve months is dependent upon our ability to achieve a combination of increasing operating revenues, improve cost effectiveness and operating margins and the receipt of funds under the equity line of credit agreement with Alpha Venture Capital, Inc., or the provision of additional funding either in the form of equity of debt financing.
Additional Capital Requirements

         If Struthers cannot obtain additional capital, the Company may have to delay or postpone development and research expenditures that may influence our ability to produce a timely and competitive product. Although the equity line of credit agreement from Alpha Venture Capital, Inc. is a potential source of funding, a decline in the trading volume or price of the Company's common stock may reduce the amount Struthers may be able to obtain under the equity line of credit. In addition, the equity line of credit agreement limits the Company's ability to raise capital by selling securities to third parties at a discount to the market price during the term of the equity line of credit agreement. Struthers will need additional capital in order to develop markets for its products, research and development activities and general and administrative expenses. Struthers may be forced to delay or postpone marketing activities, and development and research expenditures if the Company is unable to secure adequate sources of funds. These delays would have an adverse effect on the Company's ability to market and produce timely and competitive products. There can be no assurance that Struthers will be able to obtain the funding it will require.

Dilution of Stock Price

         Struthers may sell shares of its common stock in the future, including shares issued pursuant to the Alpha Venture Capital Agreement , and these sales may dilute the interests of other security holders and depress the price of Struthers common stock.

Stock Price

         Struthers stock price like that of other new emerging businesses and biotechnology companies, can be volatile. Some of the factors that can affect our stock price are:

         - Our or a competitor's announcement of new products, services or technological innovations,

         - Quarterly increases or decreases in ou revenues or losses, the investment community, and

         - Speculation in the investment community about our financial condition or results of operations.

         General market conditions and domestic or international factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Struthers adopted the standard as of December 31, 2000, and the adoption did not materially impact the consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. Based on the SEC's latest timeline for implementing SAB 101, Struthers would be required to comply with the guidelines in the fourth quarter of fiscal 2001. Accordingly, we are continuing to evaluate the potential impact that adoption will have on our consolidated financial statements, but it is not expected to have a material impact on our revenue recognition process.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rates

         The Company invests its cash and cash equivalents in short-term variable money market accounts and demand deposits. The Company's only borrowings are fixed rate mortgages and notes payable. The Company's operations are not materially affected by changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


TABLE OF CONTENTS
- -------------------------------------------------------------------------------


Independent Auditors' Report                                            F-2

Consolidated Balance Sheets at December 31, 2000 and 1999               F-3

Consolidated Statements of Changes in Stockholders' Equity
 for the Three Years in the Period Ended
 December 31, 2000                                                      F-4

Consolidated Statements of Operations for the Three Years
 in the Period Ended December 31, 2000                                  F-5

Consolidated Statements of Cash Flows for the Three Years
 in the Period Ended  December 31, 2000                              F-6 to F-7

Notes to the Consolidated Financial Statements                       F-8 to F-24

Quarterly Summary (Unaudited)                                           F-25

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of
Struthers, Inc. and Subsidiaries
Charleston, South Carolina


         We have audited the accompanying consolidated balance sheets of Struthers, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Struthers, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
February 23, 2001
(Except Note O - Dated March 28,2001)



STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                   2000              1999
- -------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                 $  1,446,436         $  201,160
Accounts Receivable                                            529,855            112,649
Note Receivable - Officer                                      150,000                ---
Inventory                                                      575,687            260,000
PREPAID EXPENSES AND DEPOSITS                                  190,259             87,376
- -----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                         2,892,237            661,185

PROPERTY AND EQUIPMENT -
  Net of Accumulated Depreciation                            3,762,427          2,408,906

INTANGIBLE ASSETS -
  NET OF ACCUMULATED AMORTIZATION                            3,884,778          2,259,200
- -----------------------------------------------------------------------------------------

TOTAL ASSETS                                               $10,539,442        $ 5,329,291
- -----------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities             $   362,696        $    56,817
Compensation Payable - Stock Grants                                ---             50,000
Note Payable- Legred Acquisition                                   ---            900,000
Notes and Mortgages Payable - Due Within One Year               24,853                ---
STOCK PAYABLE - LEGRED ACQUISITION                           1,000,000          2,750,000
- -----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                    1,387,549          3,756,817

Notes and Mortgages Payable - Due After One Year               120,363                ---
STOCK PAYABLE - LEGRED ACQUISITION                                 ---          1,000,000
- -----------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            1,507,912          4,756,817
- -----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par; 900,000,000 Shares
     Authorized; 378,377,256 and 356,722,620
     Shares Issued and Outstanding at
     December 31, 2000 and 1999, Respectively                 378,377             356,723
Convertible Preferred Stock - $.001 Par;
     6,500,000 Shares Authorized; 6,158,754 and
     0 Shares Issued and Outstanding at
     December 31, 2000 and 1999, Respectively                    6,159                ---
Preferred Stock - $.001 Par; 20,000 Authorized;
     20,000 and 0 Shares Issued and Outstanding
     at December 31, 2000 and 1999, Respectively                    20                ---
Additional Paid-in Capital                                  13,023,008          1,381,941
DEFICIT                                                     (4,376,034)        (1,166,190)
- ------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                   9,031,530            572,474
- -----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 10,539,442        $ 5,329,291
- -----------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Additional                   Total
                                                   Common Stock         Preferred Stock        Paid-In                 Stockholders'
                                              Shares(1)   Par Value    Shares  Par Value       Capital        Deficit      Equity

- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                     250,050   $    250       --        $--     $    24,750   $   (25,000)   $      --

Shares Issued to Consultants
   for Services Rendered
   at Par $.001                             135,000,000    135,000       --        --             --            --          135,000

Shares Issued in Connection
  with Acquisition of Embryo
  Transfer Technology at par $.001          180,073,570    180,074       --        --             --            --          180,074

Shares Issued to Employees
  for Compensation for Services at $.01      12,369,000     12,369       --        --          111,321          --          123,690

Net Loss - 1998                                    --         --         --        --             --        (524,129)      (524,129)
                                                                                                                        -----------

BALANCE - DECEMBER 31, 1998                 327,692,620   $327,693       --       $--      $   136,071   $  (549,129)   $   (85,365)

Issuance of Common Stock
   for Cash at $.04 per Share                23,310,000     23,310       --        --          909,090          --          932,400

Issuance of Common Stock in
   Connection with Legred Acquisition
   At $.1126 per Share                        2,220,000      2,220       --        --          247,780          --          250,000

Capital Contributed in Form of Services            --         --         --        --           12,500          --           12,500

Shares Issued to Employees
   - Previously Granted Shares at Par $.001   3,000,000      3,000       --        --           27,000          --           30,000

Shares Issued to Consultants
     for Services Rendered                      100,000        100       --        --            9,900          --           10,000

Shares Issued - Charitable Contribution         400,000        400       --        --           39,600          --           40,000

Net Loss - 1999                                    --         --         --        --             --        (617,061)      (617,061)
- ------------------------------------------------------------------------------------------------------------------------------------


BALANCE - DECEMBER 31, 1999                 356,722,620   $356,723       --         $--    $ 1,381,941   $(1,166,190)   $   572,474

Issuance of Common Stock in Connection
  with Legred Acquisition:
      At $.1126 per Share                     6,660,000      6,660       --        --          743,340          --          750,000
      At $.6300 per Share                     1,587,302      1,587       --        --          998,413          --        1,000,000
      At $.4000 per Share                     2,457,002      2,457       --        --          997,543          --        1,000,000

Shares Issued to Employees
    - Previously Granted Share at Par $.001   5,000,000      5,000       --        --           45,000          --           50,000

Issuance of Convertible Preferred Stock
     For Cash at $1.00 per Share                   --         --    6,500,000     6,500      6,493,500          --        6,500,000

Issuance of Preferred Stock
     For Cash at $1.00 per Share                   --         --       20,000        20         19,980          --           20,000

Issuance of Common Stock in Connection
     With the Acquisitions of:
      Elite Visions at $.82 per Share         2,303,488      2,303       --        --        1,886,587          --        1,888,890
      Muller A.I. at $.51238 per Share          195,168        195       --        --           99,805          --          100,000
      AutoPacker at $.48356 per Share            10,340         10       --        --            4,990          --            5,000

Shares Issued to Employees for Services
     Rendered at $.39 per Share                  39,000         39       --        --           15,171          --           15.210

Shares Issued to Consultants for Services:
     At $.48 per Share                           60,000         60       --        --           28,740          --           28,800
     At $1.20 per Share                          50,000         50       --        --           59,950          --           60,000
     At $.49 per Share                          100,000        100       --        --           48,900          --           49,000
     At $.42 per Share                          200,000        200       --        --           83,800          --           84,000
     At $.33 per Share                          200,000        200       --        --           65,800          --           66,000
     At $.20 per Share                           50,000         50       --        --            9,950          --           10,000

Shares Issued as a Charitable Contribution      100,000        100       --        --           41,900          --           42,000

Conversion of Class B Preferred Stock
      Into Common Shares                      2,642,336      2,643   (341,246)   (2,302)          --            --

Net Loss - 2000                                    --         --         --        --             --      (3,209,844)    (3,209,844)
- ------------------------------------------------------------------------------------------------------------------------------------


BALANCE - DECEMBER 31, 2000                 378,377,256   $378,377  6,178,754   $ 6,179    $13,023,008   $(4,376,034)   $ 9,031,530
- ------------------------------------------------------------------------------------------------------------------------------------

   (1) The share and per share amounts have been restated to give retroactive effect to a 1 for 1,000 share reverse stock split on August 25, 1998 and a 10 for 1 share forward stock split on September 1, 1998.


    The accompanying notes are an integral part of this financial statement



STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA




CONSOLIDATED STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------
For the Years Ended December 31,                    2000              1999           1998
- ---------------------------------------------------------------------------------------------

SALES                                         $   3,491,193    $     333,051    $        --

Cost of Sales                                     2,914,217          169,609             --
- ---------------------------------------------------------------------------------------------
GROSS PROFIT                                        576,976          163,442             --
- ---------------------------------------------------------------------------------------------

EXPENSES
Research and Development                            260,850           10,000          180,074
Marketing and Advertising                           177,165           20,242             --
General and Administrative                        2,284,421          529,838          344,055
Amortization and Depreciation                     1,186,634          202,946             --
- ---------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    3,909,070          763,026          524,129
- ---------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)          (3,332,094)        (599,584)        (524,129)
- ---------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSES)
Interest                                            122,497            8,656             --
Loss on Investment                                     --            (25,000)            --
- ---------------------------------------------------------------------------------------------
Total Other Income and (Expenses)                   122,497          (16,344)            --
- ---------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (3,209,597)        (615,928)        (524,129)

Provision for Income Taxes                              247            1,133             --
- ---------------------------------------------------------------------------------------------

NET LOSS                                      $  (3,209,844)   $    (617,061)   $    (524,129)
- ---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     370,233,232      342,207,620      316,354,380
- ---------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE - BASIC AND DILUTED $           (0.01)   $       (0.00)   $       (0.00)
- ---------------------------------------------------------------------------------------------






    The accompanying notes are an integral part of this financial statement


STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------------------
For the Years Ended December 31,                      2000         1999          1998
- -----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $(3,209,844)   $(617,061)   $(524,129)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and Depreciation                        1,186,634      202,046         --
Employee Compensation-Grant of Common Shares              --           --        123,690
Common Shares Issued to Consultants and
  Employees as Compensation for Services               313,010       10,000      135,000
Acquired In-Process Research & Development
  Costs in Exchange for Common Shares                     --           --        180,074
Charitable Contribution of Common Shares                42,000       40,000         --
Loss on Investment                                        --         25,000         --
Capital Contribution - Services Rendered                  --         12,500         --
Changes in Assets and Liabilities:
  Accounts Receivable                                 (417,206)    (110,649)        --
  Inventory                                           (315,687)        --           --
  Prepaid Expenses and Deposits                       (182,883)      (2,376)        --
  Accounts Payable and Other Current Liabilities       284,340       50,174       87,643
- -----------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES            (2,299,636)    (390,366)       2,278
- -----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                  (1,753,429)    (138,052)        --
Note Receivable - Advance to Officer                  (150,000)        --           --
Acquisition of Elite Visions                           (22,000)        --           --
Acquisition of Muller A.I                             (131,290)        --           --
Deposit on Investment in Struthers
  Pedigree Herd Corp                                    80,000     (105,000)        --
- -----------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES            (1,976,719)    (243,052)        --
- -----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Issuance of Convertible
  Preferred Stock                                    6,500,000         --
Proceeds From Issuance of Preferred Stock               20,000         --           --
Proceeds from Issuance of Common Stock                    --        932,400         --
Repayment of Note Payable - Legred                    (900,000)    (100,000)        --
Repayment of Notes and Mortgages Payable               (98,369)        --           --
- -----------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES             5,521,631      832,400         --
- -----------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,245,276      198,882        2,278

Cash and Cash Equivalents - Beginning                  201,160        2,278         --
- -----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                 $ 1,446,436    $ 201,160    $   2,278
- -----------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement


STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


CONSOLIDATED STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
- ---------------------------------------------------------------------------------------
For the Year Ended December 31,                                 2000              1999
- ---------------------------------------------------------------------------------------

ACQUISITION OF LEGRED AND LEGRED GENETICS:

Fair Value of Assets Acquired:
 Inventory                                                                        260,000
 Breeding Animals                                                               2,160,000
 Capitalized Land Lease                                                         1,200,000
 Goodwill                                                                         800,000
 Customer List                                                                    304,000
 Real Estate                                                                      200,000
 Property And Equipment                                                            69,000
 Contracts                                                                          5,000
 Accounts Receivable                                                                2,000
- ------------------------------------------------------------------------------------------
  Total Assets Acquired                                                         5,000,000

Common Stock Payable                                             2,750,000     (3,750,000)
Note Payable                                                       900,000       (900,000)
Common Stock Issued                                             (2,750,000)      (250,000)
- -----------------------------------------------------------------------------------------
Cash Paid                                                          900,000        100,000
- -----------------------------------------------------------------------------------------

ACQUISITION OF ELITE VISIONS:

Fair Value of Assets Acquired                                    2,154,445
Liabilities Assumed                                               (243,585)
- -----------------------------------------------------------------------------------------
  Net Assets Acquired                                            1,910,860

Common Stock Issued                                             (1,888,860)
- -----------------------------------------------------------------------------------------
Cash Paid                                                           22,000
- -----------------------------------------------------------------------------------------

ACQUISITION OF MULLER A.I.:

Fair Value of Assets Acquired                                      252,857
Liabilities Assumed                                                (21,567)
- -----------------------------------------------------------------------------------------
  Net Assets Acquired                                              231,290

Common Stock Issued                                                100,000
- -----------------------------------------------------------------------------------------
Cash Paid                                                          131,290
- -----------------------------------------------------------------------------------------

OTHER PROPERTY AND EQUIPMENT ACQUIRED
  VIA MORTGAGE                                                      40,000
- -----------------------------------------------------------------------------------------

 The accompanying notes are an integral part of this financial statement

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

               NOTE A - THE COMPANIES
               In August 1997, Ronald Struthers licensed his porcine embryo transfer technology to a company of which he was a controlling stockholder, Struthers International Research Corporation (SIRC). By June 1998 SIRC was dormant, with no operating capital, its only asset being the porcine embryo transfer technology. Thus, on June 12, 1998 Ronald Struthers and SIRC in contemplation of transferring the technology to Orbis Development, Inc. ("Orbis") agreed to terminate the license. On June 18, 1998, in simultaneous and related transactions, with the anticipation that having stock in a new enterprise (the "Company" would offer the stockholders of SIRC the opportunity to realize some value from their investments, Ronald Struthers, in consideration of a controlling stock position (51%), assigned the porcine embryo transfer technology to Orbis Development Inc. (a public company incorporated in Nevada in 1995 under the name Latitude Network Inc.) (Orbis); amended its Certificate of Incorporation to change its name to Struthers, Inc. (the "Registrant") and agreed to distribute ten shares of common stock of the Registrant to each of the shareholders of SIRC of record as of September 1, 1998 for each share of SIRC held by them.

               Effective August 25, 1998 the outstanding shares of Orbis were reverse split 1000 for 1 and effective September 1 1998 forward split on a 10 for 1 basis. The Company amended its Articles of Incorporation to change its name to Struthers, Inc. and increase the number of shares it was authorized to issue from 50 million shares to 100 million shares. The Company further amended its Articles of Incorporation on September 22, 1998 to authorize it to issue 900 million shares of its common stock. In February 2000, the Company again amended its Articles of Incorporation to increase the number of shares it was authorized to issue to 906,520,000 shares of which 900 million are Common Stock and 6,520,000 shares are Preferred Stock.

               On November 2, 1999, the Company entered into an agreement with Legred Genetics, Inc., Legred Genetics and Brent Legred ("Legred") pursuant to which the Company purchased all of the tangible and intangible assets, including livestock, machinery and equipment, and Legred's rights under agreements with third parties (including one with Norsvin International AS, an international developer and distributor of porcine genetic materials and technology). Pursuant to the agreement, the Company paid Legred the sum of $1 million in cash and $4 million worth of common shares of the Company, the final number of shares, which will be determined by the market value of the Company's shares on the dates issued. The Company was obligated under this agreement and began construction of a boar stud unit and operating laboratory, the final cost of which was approximately $1,000,000. The boar stud facility was completed in September 2000 and became operational in October 2000. In anticipation of the execution of the agreements in connection with this acquisition, the Company formed a wholly owned subsidiary, which was incorporated in the State of Nevada on October 21, 1999, called Legred Struthers Genetics, Inc. All of the assets purchased pursuant to this acquisition were transferred into the subsidiary.

               The acquisition has been accounted for under the purchase method of accounting. Under purchase accounting, the total purchase price is allocated to the tangible and intangible assets and liabilities of Legred Genetics, Inc., Legred Genetics and Brent Legred ("Legred") based upon


                                                                     -continued-
                                       F-8

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
NOTE A - THE COMPANIES - CONTINUED

              their respective fair values. The operating activity of the subsidiary is reflected in the accompanying financial statements from the date of acquisition (November 2, 1999 through December 31, 1999.)

              On May 15, 2000, the Company purchased the assets of Muller A.I., L.L.C. of Sioux Falls, South Dakota, a company in the business of retail and wholesale sale of various goods and supplies utilized in the artificial insemination of farm animals. The total purchase price, which was based upon studies by management, was $252,857. The consideration paid was $131,290 in cash plus $100,000 of common stock (195,168 shares issued on August 4, 2000 and valued at $.51238 per share at the date of the agreement) and the assumption of $21,267 in liabilities. The purchased assets included all furniture, fixtures and equipment as well as all supplies, materials and merchandise relating to and used in connection with such business, including its list of customers and other items of goodwill. The Company did not assume any of the liabilities of Muller A.I., L.L.C. except for a customer deposit in the amount of $21,267. In anticipation of the execution of said agreement, the Company formed a wholly owned subsidiary that was incorporated in the State of Nevada on May 26, 2000 and Muller A.I., Inc. ("Muller").

              On June 1, 2000, the Company purchased the assets of Elite Visions, L.L.C. of Waukon, Iowa. The total purchase price, which was based upon management studies, was $2,154,445. The consideration paid was $22,000 in cash plus $1,888,860 in common stock (2,303,488 shares issued on August 4, 2000 and valued at $.82 per share at the date of the agreement) and the assumption of certain liabilities in the amount of $243,585. The purchased assets included the physical assets (i.e., land and building, furniture and fixtures, and office equipment and computers) and the assignment of all rights to a patented item called the "Gourley Scope(TM)" (Trademark applied for), an instrument used for non-surgical semen delivery in animal husbandry including swine. The scope employs the imaging technology of a 1 mm camera, transmitter, and light source, which allows the technician to view the reproductive system and deliver the semen or embryo to the appropriate area of the reproductive tract for maximum conception. In anticipation of the execution of the said agreement, the Company formed a wholly owned subsidiary that was incorporated in the State of Nevada on May 26, 2000 called Elite Visions, Inc. ("Elite"). Elite constructed a meat distribution facility for the Registrant's Tender Prime(TM) line of meat products in Waukon, Iowa, which was completed in October 2000 at a cost of approximately $50,000.

NOTE B -      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING PRINCIPLES NATURE OF OPERATIONS
              The Company is an agricultural producer principally involved in the breeding and delivery of swine and swine genetics using advanced reproductive techniques throughout the industry. The Company sells primarily to producers in North America and worldwide. The Company disseminates its genetics through the sale of live animals in the form of gilts, barrows, and boars; semen sales from boar studs; and embryo sales using our non-surgical "Embryo Transfer System". The Company also sells market hogs to meat packers and sells directly to retail customers under its Tender Prime line of pork products.

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


NOTE B -      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING PRINCIPLES - CONTINUED

              The Company maintains its corporate offices in Charleston, South Carolina and operates its field office including its operating laboratory and stud boar facility in Bricelyn, Minnesota. In addition the Company operates a research facility in Spencer, Iowa, a distribution facility for its Tender Prime line of pork products in Waukon, Iowa, and an artificial insemination supply and services facility in Sioux Falls, South Dakota.

              PRINCIPLES OF CONSOLIDATION
              The consolidated financial statements include the accounts of Struthers, Inc. and its wholly owned subsidiaries, Legred Struthers Genetics, Inc., Elite Visions, Inc. and Muller AI, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

              DEVELOPMENT STAGE ENTERPRISE
              The Company was in the development stage from its inception through the date of the Legred Acquisition. The year 1999 was the first year during which the Company is considered an operating company.

              SEGMENT DATA, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
              The Company does business primarily in North America. The Company also has an agreement with Norsvin International, AS (a Norwegian Company) to sell its product lines. The Company was assigned the rights under the contract through its subsidiary, Legred Struthers Genetics, Inc. via the acquisition of Legred Genetics, Inc. Under this agreement, the Company purchases boars from Norsvin International A.S. for breeding with the Company's sows. The Company derives revenue from the sale of the genetic offspring and from the sale of semen from the boars purchased from Norsvin. From this revenue, the Company has agreed to pay a royalty to Norsvin of 4%. The agreement is for an indefinite period with royalty payments due semi annually. The gross revenue recorded by the Company from the sale of offspring and semen directly attributable to Norsvin acquired boars amounted to $42,079 for the period from the date of the Legred acquisition through December 31, 1999 and $315,694 for the year ended December 31, 2000. These sales represented approximately 12.6% and 9.9% of the total consolidated revenues for those periods, respectively. Of those sales the Company was obligated to pay a royalty to Norsvin of 4% or approximately $1,683 and $12,628, respectively. While the Company expects the sales under this arrangement to increase in dollar volume, the Company expects the percentage contribution to total consolidated revenue to diminish in the future due to the development of its other product lines.

              CONCENTRATION OF CREDIT RISK Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, temporary investments and accounts receivable. Cash is placed primarily in high quality short-term interest bearing financial instruments and may periodically exceed federally insured amounts. The Company performs ongoing credit evaluations of its customers' financial condition. An allowance for uncollectible accounts receivable is maintained based upon the expected collectibility of all accounts receivable.

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY


(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


NOTE B -      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING PRINCIPLES - CONTINUED

              USE OF ESTIMATES
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results can differ from those estimates.

              REVENUE RECOGNITION
              The Company recognizes all genetic sales (semen, embryos, and live animals) upon delivery. Sales of market hogs and other accessories and supplies to other breeders are recognized upon the transfer of title which corresponds to the date of shipment, net of any applicable discounts and allowances.

              ADVERTISING EXPENSES
              Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $173,389, $20,242 and $-0- for the years ended December 31, 2000,
              1999 and 1998, respectively. The Company did not incur any direct-response advertising costs during the years 1998 through 2000.

              RESEARCH AND DEVELOPMENT COSTS
              Research and development costs are charged against operations as incurred. Research and development costs were $260,850, $10,000 and $180,074 for the years ended December 31, 2000, 1999 and 1998, respectively. The 1998 research and development costs represent in-process R & D costs recorded in connection with the acquisition of the embryo transfer technology from Struthers International Research Corporation.

              COMPREHENSIVE INCOME
              Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes a standard for reporting and displaying comprehensive income to reflect charges and credits to equity that result from transactions and economic events from all non-owner sources. Comprehensive income is composed of two subsets
              - Net Income (Loss) and Other Comprehensive Income (Loss). The Company has had no items of comprehensive income since its inception.

              CASH AND CASH EQUIVALENTS
              Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

              INVENTORIES
              Swine inventories are stated at the lower of cost (first-in, first-out method) or market. Costs of raised swine include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of maintenance to maturity. Purchased swine are carried at purchase cost plus cost of maintenance to maturity. Supply inventories including meat products and artificial insemination supplies are carried at the lower of cost (first-in, first-out method) or market.

                                                                     -continued-
                                      F-11

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)

CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


NOTE B -      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING PRINCIPLES - CONTINUED

              PROPERTY AND EQUIPMENT
              Property and equipment are stated at cost. Breeding animals are carried at purchase costs or inventory transfer amounts equal to the lower of accumulated animals maintenance costs or market. Renewals and improvements are capitalized. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense. Depreciation is provided on the straight-line basis over the estimated productive useful lives of the assets as follows:

                 Buildings and Improvements              10 Years
                 Machinery and Equipment                  7 Years
                 Breeding Herds                           3 Years
                 Vehicles                                 5 Years
                 Office Furniture and Fixtures            5 Years

              GOODWILL AND OTHER INTANGIBLE ASSETS
              Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is being amortized on a straight- line basis over 5 years based on its estimated useful life. Acquired intangibles also consist of customer lists and are amortized over their 5 year estimated useful life. Patents are amortized over a 15 year estimated useful life.

              CAPITALIZED LAND LEASE
              Included in intangible assets is a land lease acquired in the Legred Acquisition. The lease terms require payment of $1 per year for a term of 99 years. A portion of the total purchase price of $5,000,000 has been allocated to the land in the amount of $1,200,000. The lease is being amortized over 99 years as a charge to farm operations.

              LONG-LIVED ASSETS
              Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company evaluates any possible -impairment of long-lived assets using discounted future cash flows. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

              INCOME TAXES
              Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


NOTE B -      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
              ACCOUNTING PRINCIPLES - CONTINUED

              BASIC AND DILUTED EARNINGS PER SHARE
              Earnings per share of common stock are computed in accordance with SFAS No, 128, "Earnings per Share". Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted- average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities. Diluted earnings per common share is the same as basic earnings per common share for all of the periods presented since the effect of the conversion of the convertible preferred stock would have an anit-dilutive effect on earnings per common share. All share and per share amounts have been restated to give retroactive effect to a 1,000 for 1 reverse stock split on August 25, 1998 and a 10 for 1 forward stock split on September 1, 1998.

              STOCK OPTIONS AND AWARDS
              The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees", for stock-based compensation and awards made to employees. Pro- forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation", have not been furnished since there are no outstanding stock options or awards.

              RECENTLY ISSUED ACCOUNTING STANDARDS
              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which summarizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

              The Company's only financial instruments which currently meet the definition of a derivative instrument are certain obligations in connection with acquisitions of businesses which are payable in shares of the Company's common stock at various future dates. The final number of common shares ultimately to be distributed will depend upon the market price of the Company's common stock at such future dates. The Company elected to adopt the provisions of SFAS No. 133 as of December 31, 2000, and the adoption did not materially impact the consolidated financial statements.

              In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. Based on the SEC's latest timeline for implementing SAB 101, Struthers would be required to comply with the guidelines in the fourth quarter of fiscal 2001. Accordingly, we are continuing to evaluate the potential impact that adoption will have on our consolidated financial statements, but it is not expected to have a material impact on our revenue recognition policies.

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE C - INVENTORIES
         Inventories consisted of the following:
         ----------------------------------------------------------------------
           December 31,                    2000           1999           1998
         ----------------------------------------------------------------------
         Market Animals and Livestock    $322,634        $260,000       $ ---
         Gourley Scopes and Sheaths        52,273         ---             ---
         Artificial Insemination Supplies 175,352         ---             ---
         Meat Products                     25,428         ---             ---
         ----------------------------------------------------------------------

         Total                           $575,687         $260,000      $ ---
         ----------------------------------------------------------------------

NOTE D - NOTE RECEIVABLE - OFFICER

          The Company has a note receivable due from an officer of the Company in the amount of $150,000. The note is for a one-year term and bears interest at 10.5% with interest payable monthly and the principal balance due in full in September 2001.

NOTE E - PROPERTY AND EQUIPMENT
           Property and equipment consisted of the following:
           ------------------------------------------------------------------
           December 31,                            2000        1999      1998
           ------------------------------------------------------------------

               Land                              $   15,000 $  ---     $  ---
               Buildings and Improvements         1,887,856    200,000    ---
               Machinery and Equipment              188,892     69,000    ---
               Breeding Herds                     2,380,800  2,160,000    ---
               Vehicles                              98,175     30,000    ---
               Office Furniture and Fixtures        193,051     14,437    ---
               --------------------------------------------------------------
                                                  4,763,774  2,473,437
               Less:  Accumulated Depreciation    1,001,347    158,146    ---
               --------------------------------------------------------------
                                                  3,762,427  2,315,291    ---
               Construction in Progress              ---        93,615    ---
               --------------------------------------------------------------

               Property and Equipment - Net      $3,762,42  $2,408,906 $  ---
               --------------------------------------------------------------

              Included in construction in progress at December 31, 1999 were deposits made to construct a new boar stud facility at the Bricelyn, Minnesota location. The total cost of construction was approximately $1,000,000 (of which $88,390 was expended at December 31, 1999) and was completed during the 3rd quarter of 2000. Also included is a deposit to acquire an existing structure at the Minnesota location from an independent third party. The total purchase price was $50,000 (of which $5,225 was expended as of December 31, 1999) and the acquisition was completed in January 2000 and financed by securing a first mortgage on the property in the amount of $40,000.

              Depreciation charged against operations was $843,201, $158,146 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE F -   INTANGIBLE ASSETS
           Intangible assets consist of the following:
           -------------------------------------------------------------------
           December 31,                            2000       1999       1998
           -------------------------------------------------------------------
              Patents                          $1,814,011 $    ---     $ ---
              Capitalized Land Lease            1,200,000   1,200,000    ---
              Goodwill                            940,000     800,000    ---
              Customer Lists                      304,000     304,000    ---
              Contract Rights                      15,000       ---      ---
           -------------------------------------------------------------------
                                               $4,273,011  $2,304,000  $ ---

           Less:  Accumulated Amortization        388,233      44,800    ---
           -------------------------------------------------------------------
           Intangible Assets - Net             $3,884,778  $2,259,200  $ ---
          --------------------------------------------------------------------


           Amortization charged against operations for the years ended December 31, 2000, 1999 and 1998 was $343,433, $44,800 and $0,
           respectively.

NOTE G -   NOTE AND STOCK PAYABLE - LEGRED ACQUISITION
           In connection with the Legred acquisition, the Company is obligated to Brent Legred for the balance of the purchase price as follows:

           --------------------------------------------------------------------

           Years Ended December 31,                                              2000          1999         1998
           -----------------------------------------------------------------------------------------------------------

              Note Payable in cash without interest due in 3 equal installments of $300,000 each on May 2, 2000, November 2, 2000 and May 2, 2001 unless a successful stock offering is completed in which case the note is to be repaid to the extent of 50% of the offering
              proceeds. This note was paid in full in February 2000 upon completion of a preferred
              stock offering.                                                    $ ---      $ 900,000       $ ---

              Stock payable to Brent Legred, without interest, due January 1,
              2000 payable in 6,660,000 shares of the Company's common stock based upon the $.1126 per share fair value as of the
              date of acquisition of November 2, 1999.                             ---        750,000         ---

              Stock payable to Brent Legred without interest in the number of shares equivalent (based on the fair value of the common stock on such dates) to the specified dollars on the following dates:
              $1,000,000 due on May 2, 2000; $1,000,000 due on November 2, 2000;
              and $1,000,000 due on May 2, 2001. The Company would have had to issue approximately 5,000,0000 shares of common stock based on the trading price of $.20 per share as of
              December 31, 2000 in order to settle the obligation.               1,000,000   3,000,000        ---
              --------------------------------------------------------------------------------------------------------
              Total                                                           $  1,000,000  $4,650,000     $  ---

              Less: Current Portion                                              1,000,000   3,650,000        ---
              --------------------------------------------------------------------------------------------------------
              Long-Term Portion                                               $      --     $1,000,000     $  ---
              --------------------------------------------------------------------------------------------------------

              (1) The final stock installment payable of $1,000,000 due May 2, 2001 will be reduced by the percentage by which net income from semen sales per 100 boars for the previous 18 months is less than $600,000.

              The above obligations are collateralized by a first security interest in the assets purchased from Legred.

                                                                     -continued-


STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------------

NOTE G - NOTES AND MORTGAGES PAYABLE - OTHER Notes and mortgages payable consisted of the following:
          -----------------------------------------------------------------------------------------------------------
           Years Ended December 31,                                              2000       1999        1998
           -----------------------------------------------------------------------------------------------------------

              Note payable to Firstar requiring monthly principal
              and interest payments of $211.23.  The note is for a
              5 year term and bears interest at 9.6% per annum.  This
              note is secured by a vehicle and is due in full in May, 2005      $ 9,083      $ ---    $ ---

              Note payable to Farmer and Merchants Savings Bank requiring monthly principal and interest payments of $710.67. The note is for a 5 year term and bears interest at 9.9% per annum. The note is secured by a vehicle and
              is due in full in December, 2005                                   33,392        ---      ---

              Note payable to the State of Iowa (VAAPFAP) requiring
              quarterly payments of $3,713.82.  The note is for a
              5 year term and bears interest at 8.5% per annum.  The
              note is secured by inventory, equipment and fixtures.              47,002        ---      ---

              Note payable to the State Bank of Easton requiring monthly principal and interest payments of $582.56. The note is for a 5 year term and bears interest at 11.5% per annum. The note is secured by a vehicle and is due in full in
              October, 2003                                                      16,836         ---      ---

              Mortgage Payable to the State Bank of Easton requiring monthly principal and interest payments of $406. The mortgage is for a 3 year term and bears interest at 9% per annum. The mortgage is secured by the property and a balloon payment is due January,
              2003. The mortgage is guarantied by the parent company.            38,903         ---      ---
              --------------------------------------------------------------------------------------------------------
              Total                                                            $145,216       $ ---   $  ---

              Less: Amount Due Within One Year                                   24,853         ---      ---
              --------------------------------------------------------------------------------------------------------
              Amount Due After One Year                                        $120,363       $ ---   $  ---
              --------------------------------------------------------------------------------------------------------

              Annual maturities of debt for the five years succeeding December 31, 2000 are as follows:

                  2001         2002     2003      2004     2005        TOTAL
                --------------------------------------------------------------
                $24,853      $27,747   $63,274  $20,318   $9,024      $145,216
                --------------------------------------------------------------


NOTE H -   PROVISION FOR INCOME TAXES
           The provision for income taxes is attributable to:
           ------------------------------------------------------------------------------------
           Years Ended December 31,                             2000         1999       1998
           ------------------------------------------------------------------------------------

           Income (Loss) Before Provision for Income Taxes  $(3,209,597) $(615,928)  $(524,129)
           ------------------------------------------------------------------------------------

           State Income Tax                                 $       247  $   1,133   $   ---
           ------------------------------------------------------------------------------------

           Deferred Tax Benefits - Net of Allowance         $    ---     $    ---    $   ---
           ------------------------------------------------------------------------------------

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE H -     PROVISION FOR INCOME TAXES - CONTINUED
             The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for taxes. The sources and tax effects of the differences are as follows:

             ------------------------------------------------------------------------------------
             Years Ended December 31,                          2000          1999         1998
             ------------------------------------------------------------------------------------

             Income Tax at the Federal Statutory Rate of 35% $(1,123,359)  $(215,575) $(183,445)

             Effect of Graduated Tax Rates                         7,250       16,888    16,888

             State Income Tax, Net of Federal Benefit           (126,989)     (36,400)  (31,972)
             ------------------------------------------------------------------------------------
             Total Benefit from Income Taxes                  (1,243,098)    (235,087) (198,529)

             Less: Allowance                                   1,243,345      236,220   198,529
             ------------------------------------------------------------------------------------

             Income Taxes (Benefit)                           $      247   $    1,133 $   ---
             ------------------------------------------------------------------------------------

             The Company's income tax provision was computed based on the federal statutory rate, reduced by the effect of graduated tax rates and the average state statutory rates, net of related federal benefit. As of December 31, 2000 the Company has net operating loss carry-forwards of approximately $3.5 million for tax purposes that will be available to offset future taxable income. The net operating loss carry-forwards begin to expire in 2019. Deferred tax assets of approximately $1,693,000, $434,000 and $198,000 at
             December 31, 2000, 1999 and 1998, respectively, have been recognized for the net operating loss carry-forwards. However, they have been reduced by a valuation allowance of approximately $1,693,000, $434,000 and $198,000 at December 31, 2000, 1999 and
             1998, respectively, which will remain until it is more likely than not that the related tax benefits will be realized.

NOTE I -     COMMON STOCK
             On October 10, 1995, the Company was initially capitalized by the issuance of 25,000,000 shares (250,050 shares after giving retroactive effect to the August 25, 1998 reverse split and the September 1, 1998 forward split) to stockholders in exchange for organization expenses paid personally by the shareholders. The Company recorded the organization costs as an expense during 1995, with a corresponding increase to stockholders' equity for $25,000 (25,000,000 shares at $.001 par value).

             On August 25, 1998, the Board of Directors approved a 1 for 1,000 reverse stock split in which the shareholders received 1 share for every 1,000 shares previously held. The Company recorded the transaction as a reduction of the par value of the common stock outstanding and a corresponding increase to additional paid-in capital. The effects of the reverse split have been given retroactive treatment in the financial statements.

             On August 31, 1998, the Company issued 13,500,000 shares (135,000,000 shares after giving retroactive effect to the September 1, 1998 forward split) to outside consultants as compensation for services rendered to the Company. The services rendered consisted of legal and investment advisory services. The shares were valued at $.01 per share equivalent to the fair value of the services rendered of $135,000 and were recorded by the Company as an expense with a corresponding increase to stockholders' equity.

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE I -    COMMON STOCK - CONTINUED

             On August 31, 1998, the Company issued 18,007,357 shares (180,073,570 shares after giving retroactive effect to the September 1, 1998 forward split) to Struthers International Research Inc., (SIRC), in connection with the acquisition of the Embryo Transfer Technology. The shares were valued at $.01 per share equivalent to the fair value of the in-process research and development of $180,074 and were recorded by the Company as research and development expense with a corresponding increase to stockholders' equity.

             On September 1, 1998, the Board of Directors approved a 10 for 1 forward stock split in which the shareholders received 10 shares for every 1 share previously held. The Company recorded the transaction as an increase to the par value of the common stock outstanding and a corresponding decrease to additional paid-in capital. The effects of the forward split have been given retroactive treatment in the financial statements.

             In November 1998, the Company offered for sale 22 million shares of common stock in 176,000 units at $5 per unit (each unit consisting of 125 shares for a total of 22 million shares at $.04 per share). The Company received over- subscriptions for 1,310,000 shares and the Board of Directors approved the over-subscription. In 1999, the offering was completed and 23,310,000 shares of common stock were issued for a total of $932,400. The proceeds of this offering (no sales commissions were paid) less sales expenses of the offering were applied to market development, commercialization of the embryo transfer technology and working capital.

             On December 1, 1998 the Board of Directors awarded 20,369,000 shares of common stock to employees as compensation for services previously rendered during 1998 to the Company. On December 31, 1998, the Company issued 12,369,000 of those shares to the employees with the balance of the 8,000,000 shares to be issued as follows: 3,000,000 shares by July 1, 1999 and 5,000,000 shares by July 1, 2000. This was done in order to ease the tax burden on the employees. The shares awarded were valued at the market value of $.01 per share on the date of grant and were recorded by the Company as compensation expense in the amount of $203,690 with a corresponding increase to stockholders' equity of $123,690 and compensation payable of $80,000 at December 31, 1998.

             On May 25, 1999, the Company issued 3,000,000 shares to employees in connection with the December 1, 1998 stock award. The shares were valued at the market value of $.01 per share at the date of grant and were recorded by the Company as a reduction of $30,000 to compensation payable with a corresponding increase to stockholders' equity.

             On May 25, 1999, the Company issued 100,000 shares to an outside consultant as compensation for services rendered to the Company during 1999. The services rendered consisted of website design and computer network consultation. The shares were valued at the market value of $.10 per share and were recorded by the Company as an expense in the amount of $10,000 with a corresponding increase to stockholders' equity.

             On May 25, 1999, the Company issued 400,000 shares to an unrelated entity as a charitable contribution. The shares were valued at the market value of $.10 per share and were recorded by the Company as an expense in the amount of $40,000 with a corresponding increase to stockholders equity.

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE I -    COMMON STOCK - CONTINUED

             On November 9, 1999, the Company issued 2,220,000 shares to Brent Legred in connection with the acquisition of Legred Genetics, Inc. and Brent Legred, a sole proprietorship for the farming operation. The shares were valued at $.1126 per share and were recorded by the Company as a reduction to the stock obligations payable with a corresponding increase to stockholders' equity in the amount of $250,000.

             On January 27, 2000, the Company issued 6,660,000 shares to Brent Legred in connection with the acquisition of Legred Genetics, Inc. and Brent Legred, a sole proprietorship for the farming operations. The shares were valued at $.1126 per share and were recorded by the Company as a reduction to the stock obligations payable with a corresponding increase to stockholders' equity in the amount of $750,000.

             On May 17, 2000, the Company issued 1,587,302 shares to Brent Legred in connection with the acquisition of Legred Genetics, Inc. and Brent Legred, a sole proprietorship for the farming operations. The shares were valued at the market value of $.63 per share and were recorded by the Company as a reduction to the stock obligations payable with a corresponding increase to stockholders' equity in the amount of $1,000,000.

             On June 30, 2000, the Company issued 5,000,000 shares to employees in connection with the December 1, 1998 stock award. The shares were valued at the market value at the date of grant and were recorded by the Company as a reduction to compensation payable in the amount of $50,000 with a corresponding increase to stockholders' equity.

             On August 30, 2000, the Company issued 100,000 shares to an unrelated entity as a charitable contribution. The shares were valued at the market value of $.42 per share and were recorded by the Company as an expense in the amount of $42,000 with a corresponding increase to stockholders' equity.

             On September 30, 2000, the Company issued 2,303,488 shares to shareholders of Elite Visions, LLC in connection with the acquisition of the assets of Elite Visions, LLC. The shares were valued at the market value at the date of the acquisition of $.82 per share and were recorded by the Company as an investment in affiliate in the amount of $1,888,890 with a corresponding increase to stockholders' equity.

             On September 30, 2000, the Company issued 195,168 shares to shareholders of Muller A.I., LLC in connection with the acquisition of the assets of Muller A.I., LLC. The shares were valued at the market value at the date of the acquisition of $.51 per share and were recorded by the Company as an investment in affiliate in the amount of $100,000 with a corresponding increase to stockholders' equity.

             On September 30, 2000, the Company issued 10,340 shares to an unrelated entity in connection with the acquisition of the assets known as the "Autopacker". The shares were valued at the market value at the date of the acquisition of $.48 per share and were recorded by the Company as an investment in Property and Equipment in the amount of $5,000 with a corresponding increase to stockholders' equity.


                                                                     -continued-
                                      F-19

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE I -     COMMON STOCK - CONTINUED

             On November 14, 2000, the Company issued 2,457,002 shares to Brent Legred in connection with the acquisition of Legred Genetics, Inc. and Brent Legred, a sole proprietorship for the farming operation. The shares were valued at the market value of $.41 per share and were recorded by the Company as a reduction to the stock obligations payable in the amount of $1,000,000 with a corresponding increase to stockholders' equity.

             On December 7, 2000 the Company issued 39,000 shares to employees as compensation for services rendered to the Company during 2000. The shares were valued at the market value of $.39 per share and were recorded by the Company as compensation expense in the amount of $15,210 with a corresponding increase in stockholders' equity.

             During the year 2000, the Company issued shares to outside consultants as compensation for services rendered to the Company during the year. The services rendered consisted of website design and computer network consultation, marketing consultation, and research and development consultation. The shares were valued at market value and were recorded by the Company as an expense with a corresponding increase to stockholders' equity as follows:

               May 25, 2000           50,000 shares     $1.20       $ 60,000
               August 2, 2000        100,000 shares     $0.49         49,000
               August 30, 2000       200,000 shares     $0.42         84,000
               September 30, 2000     60,000 shares     $0.48         28,800
               November 2, 2000      100,000 shares     $0.33         33,000
               November 8, 2000      100,000 shares     $0.33         33,000
               December 31, 2000      50,000 shares     $0.20         10,000
               Total                 660,000 shares                $ 297,800


             During the year 2000, holders of 341,246 shares of Class B Convertible Preferred Stock elected to convert their shares int0 2,642,336 shares of common stock. The conversion had no impact on total stockholders' equity.

NOTE J -     PREFERRED STOCK
             The Company has 6,520,000 shares of preferred stock authorized of which all 6,520,000 shares were issued during the year 2000. The Company has designated 1,500,000 shares as Class A Convertible Stock ("Class A Stock") and 5,000,000 shares as Class B Convertible Stock ("Class B Stock").

             In February 2000, the Company offered for sale and issued 1,500,000 shares of the Class A Convertible Preferred Stock at $1.00 per share. The Company received net proceeds from the sale of $1,500,000 which was used to repay a $900,000 short-term note payable to Brent Legred in connection with the Legred acquisition, $200,000 towards the construction of the new stud boar facility, and the balance of $400,000 for working capital.

             In March 2000, the Company offered for sale 5,000,000 and issued shares of Class B Convertible Preferred Stock at $1.00 per share. The net proceeds of $5,000,000 from the offering were used primarily for the construction of additional breeding facilities and working capital.

             During the year 2000, holders of 341,246 shares of Class B Convertible Preferred Stock elected to convert their shares into common stock. As of December 31, 2000, 6,178,754 shares of Preferred Stock remain outstanding.

             Each share of Convertible Stock carries a number of votes equal to the number of shares of Common Stock then issuable upon its conversion into Common Stock. Each share is convertible at the option of the holder into fully paid and non-assessable shares of common stock as follows: on the first day of the sixth month following the issuance of the Convertible Stock ("Conversion Period") and on the first day of each sixth month period thereafter, for a total of six Conversion Periods, one-sixth of the shares of the Convertible Stock may be converted by each shareholder thereof.


                                                                     -continued-
                                      F-20

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE J -     PREFERRED STOCK - CONTINUED

             The amount of common shares issuable upon conversion shall be determined by the average market value between the bid and ask price of the Company's common shares during the ten day trading period immediately preceding the date of each such Conversion Period, but not more than $.40. The resultant shares at each Conversion Period shall be multiplied by three.

             In the event of any liquidation, dissolution or winding up of the Company, a merger or consolidation of the Company in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of all or substantially all of the Company's assets, the holders of the Class A Stock will be entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the "Preference Amount"). After the full liquidation preference has been paid on all outstanding shares of the Class A Stock, the holders of the Class B Stock will be entitled to receive an amount computed in the same manner. After the full liquidation preference on all outstanding shares of the Class B Stock has been paid, any remaining funds and assets of the Company legally available for distribution to shareholders will be distributed pro rata among the holders of the Preferred Stock and the Common Stock on an "as converted" basis.

NOTE K -     STOCK COMPENSATION AND AWARDS
             On December 1, 1998, the Board of Directors awarded 20,369,000 shares of common stock to employees as compensation for services rendered during 1998. 12,369,000 shares were issued on the date of grant with the balance of the shares payable over 18 months as follows: 3,000,000 shares by July 1, 1999 and 5,000,000 shares by July 1, 2000. The 8,000,000 shares payable at December 31, 1998 were fully vested and without forfeiture provisions. The Company recognized a charge to operations for the fair market value of the stock awarded as compensation expense at the date of grant of $.01 per share for a total of $203,690.

             On December 7, 2000 the Company issued 39,000 shares to employees as compensation for services rendered to the Company during 2000. The shares were valued at the market value of $.39 per share and were recorded by the Company as compensation expense in the amount of $15,210.


NOTE L -     OPERATING LEASES
             The Company leases its administrative offices from an unrelated party at a monthly rental of $2,984 per month. The lease also contains escalation clauses for tax increases and annual adjustment based upon the consumer price index.

             Lease payments for the five years succeeding December 31, 2000 are as follows:

                2001        2002        2003       2004         2005
               ---------------------------------------------------------------
               $35,805     $35,805     $35,805    $35,805       $29,838

             Office rent expense amounted to $29,212, $11,175 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE M -   COMPOSITION OF SUBSIDIARIES
           The consolidated financial statements include the Accounts of the Company's
           Wholly owned subsidiaries. Selected financial information on the Subsidiaries (before consolidation) as of December 31, 2000 and For the year then ended is as follows:

           -------------------------------------------------------------------

                                              TOTAL      TOTAL      NET INCOME
                                              ASSETS    REVENUES      (LOSS)
           -------------------------------------------------------------------

            Legred Struthers Genetics, Inc. $5,675,200  $2,604,500 $(1,050,000)
            Elite Visions, Inc.              2,332,300     167,000     (74,700)
            Muller A.I., Inc.                  341,600     381,900      27,000
           ------------------------------------------------------------------

NOTE N -   PRO FORMA INFORMATION - (UNAUDITED)
           The Company's unaudited Pro Forma Consolidated Results of Operations for the year ended December 31, 2000 and 1999, shown below are presented assuming the Legred Genetics, Elite Visions and Muller A.I. acquisitions has been consummated on January 1, 1999:

           Years Ended December 31,              2000              1999
           --------------------------------------------------------------------

           Pro Form Revenues                   $ 3,208,015       $1,417,721
           Pro Forma Net Loss                  $(2,985,991       $ (892,255)
           Net Loss per Share                  $    (0.00)       $   (0.00)
           --------------------------------------------------------------------

NOTE O -   SUBSEQUENT EVENTS
           In order to provide a possible source of funding for Struthers current activities and for the continued development of its current and planned products, and markets for its products, on March 23, 2001, we entered into a Common Stock Purchase Agreement and Registration Rights Agreement, commonly referred to as an equity line of credit agreement, with Alpha Venture Capital, Inc.

           Under the equity line of credit agreement, Alpha Venture Capital, Inc. has agreed to provide Struthers with up to $10,000,000 of funding during the twelve- month period following the effective date of the registration statement to be filed on Form S-1 within 45 days. The commitment period will be extended automatically for an additional twelve months if at least twenty percent (20%)(i.e. $2,000,000) of the commitment amount is purchased during the first eight months from the effective date. During this commitment period, Struthers may request a draw down under the equity line of credit agreement by selling shares of its common stock to Alpha Venture Capital, Inc., and Alpha Venture Capital, Inc. will be obligated to purchase the shares. The minimum amount Struthers can draw down at any one time is $150,000, and the maximum amount Struthers can draw down at any one time will be determined at the time of the draw down request using a formula contained in the equity line of credit agreement up to $3,000,000. Both the minimum and maximum draw downs are subject always to a limit of 300% of the average daily trading volume over the twenty (20) trading days preceding the Put Date. Struthers may request a draw down once every 15 trading days, although Struthers is under no obligation to request any draw down under the equity line of credit.

                                                                     -continued-
                                      F-22

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)

CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE O - SUBSEQUENT EVENTS - CONTINUED

         The purchase price shall be based on 88% of the average of the five (5) lowest reported daily weighted average market prices during the 10 trading days preceding the Put Date. The number of Put Shares to be purchased by the investor shall be determined on the Put Date by dividing the draw down request by the purchase price determined during the valuation period, but not less than the minimum amount or more than 300% of the average daily trading volume as defined above. Struthers will receive the purchase price less a commitment fee payable in cash to Alpha Venture Capital, Inc. equal to four percent (4%) of the aggregate purchase price.

         Using the formula contained in the equity line of credit agreement, if Struthers had requested a draw down on January 1, 2001, the maximum amount Struthers could have drawn down would have been $939,600. Based upon the daily weighted average volume of Struthers common stock during the preceding 10 trading days, Struthers would have sold 5,220,000 shares of its common stock to Alpha Venture Capital, Inc. and would have received proceeds from the sale of these securities equal to $902,016, which is net of the 4% commitment fee to Alpha Venture Capital, Inc.

         Additionally, we will issue "A" Warrants to Alpha Venture Capital, Inc. to purchase shares of our common stock and are required to issue "B" Warrants on a pro rata basis equal to ten percent 10% of each draw down. The common stock underlying these warrants will be registered in the registration statement referenced above.

         Struthers is registering on a Form S-1, the shares of common stock issuable to Alpha Venture Capital, Inc. under the equity line of credit agreement, the shares underlying the "A" Warrants granted to Alpha Venture Capital, Inc. as a placement fee, and the additional shares underlying the "B" Warrants to be issued on a pro-rata basis with respect to each put to purchase shares (up to 10% of the commitment amount) as a commitment fee. These shares may be offered for sale from time to time by means of this prospectus by or for Alpha Venture Capital, Inc. Struthers's will prepare and file amendments and supplements to a prospectus as may be necessary in order to keep such prospectus effective as long as Alpha Venture Capital, Inc. holds shares of Struthers common stock or until these shares can be sold under an appropriate exemption from registration. Struthers has agreed to bear the expenses of registering the shares, including Alpha Venture Capital's reasonable legal fees in an amount not less than $1,500, but not the expenses associated with selling the shares, such as broker discounts and commissions.

         The "A" Warrants granted to Alpha Venture Capital, Inc. are exercisable at any time commencing March 23, 2001 until March 23, 2005 at an initial price per share equal to $ (the lesser of (a) ninety percent 90% of the average of the five (5) closing bid prices following January 3, 2001 or (b) ninety percent of the average or the five (5) closing bid prices following the effective date of the Registration Statement, subject to further adjustment for anti-dilution provisions. The "B" Warrants granted to Alpha Venture Capital, Inc. are exercisable at any time commencing March 23, 2001 until March 23, 2005 at an initial price per share equal to (the lesser of

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE O -      SUBSEQUENT EVENTS - CONTINUED

              (a) one-hundred percent (100%) of the average of the closing bid prices for the five (5) trading days immediately preceding the date of issuance of this Warrant or (b) one hundred percent (100%) of the average of the closing bid prices of the five (5) trading days immediately preceding the date the Holder may exercise such portion of the Warrant, subject to further adjustment for anti-dilution provisions.

STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


QUARTERLY SUMMARY
- ----------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED            March 31             June 30          September 30         December 31
- -------------------------------- ------------------- ------------------- ------------------- --------------------
2000
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Operating Revenues:
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Semen                                $  53,374           $  63,552           $  92,586       $     31,843
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Gilts                                  259,360             221,225             127,090             237,116
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Boars and Barrows                       95,090             101,830              87,148             62,595
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Market Swine                           464,626             431,143             394,370             147,824
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Artificial Insemination
   Supplies                              5,822              65,015             156,354             196,925
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Genetic and Related Services            17,261               4,761             112,412              61,871
- -------------------------------- ------------------- ------------------- ------------------- --------------------


- -------------------------------- ------------------- ------------------- ------------------- --------------------

Net Operating Revenues (3)           $ 895,533           $ 887,526           $ 969,960        $   738,174
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Cost of Sales (4)                      615,596             563,551             504,079           1,230,991
- -------------------------------- ------------------- ------------------- ------------------- --------------------

General and
  Administrative (5)                   253,111             567,293             548,445             915,572
- -------------------------------- ------------------- ------------------- ------------------- --------------------

EBDITA (1)                            (289,798)           (303,456)            (138,161)        (1,291,548)

- -------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss                              (288,645)           (588,310)          (538,844)         (1,794,045)
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss per Share
 - Basic and Diluted (2)                $(0.00)             $(0.00)             $(0.00)      $(0.00)
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Range of Closing Stock
  Prices - OTCBB                 $.27 - $1.66        $.44 - $1.09        $.33 - $.56         $.18 - $.60
- -------------------------------- ------------------- ------------------- ------------------- --------------------

1999
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Operating Revenues:
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Semen                                $    ---            $     ---           $     ---          $   31,074
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Gilts                                     ---                  ---                 ---          201,736
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Boars and Barrows                         ---                  ---                 ---          59,758
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Market Swine                              ---                  ---                 ---          19,895
- -------------------------------- ------------------- ------------------- ------------------- --------------------
Artificial Insemination
   Supplies                               ---                  ---                 ---          14,896
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Genetic and Related Services              ---                  ---                 ---          5,692
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Net Operating Revenues               $     ---           $     ---           $     ---          $  333,051
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Cost of Sales                              ---                 ---                 ---          169,609
- -------------------------------- ------------------- ------------------- ------------------- --------------------

General and Administrative              50,000              10,794             259,087          209,957
- ------------------------------- ------------------- ------------------- ------------------- --------------------

EBDITA (1)                             (50,000)            (10,794)           (269,004)         (83,194)
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss                               (50,000)            (10,794)           (269,004)         (287,263)
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss per Share
  - Basic and Diluted (2)               $(0.00)             $(0.00)             $(0.00)         $(0.01)
- -------------------------------- ------------------- ------------------- ------------------- --------------------

Range of Closing Stock
  Prices - OTCBB                    $.01 - $.03         $.01 - $.60         $.33 - $.56         .18 - $.60

- -------------------------------- ------------------- ------------------- ------------------- --------------------

(1) - Earnings (Loss) before depreciation, interest, taxes and amortization expenses.

(2) - Net loss per share for each quarter is computed using the weighted average number of shares outstanding during that quarter while net loss per share for the full year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters net loss per share may not equal the full year net loss per share. Also, because of the large number of shares outstanding each quarter, the net loss per share is less than $.01 per share per quarter.

(3) - The decrease in revenues in the fourth quarter of 2000 was caused primarily by the seasonality of sales of live animals and the change in the Company's distribution channel for market hogs from that of wholesale sales to meat packers to upstream retail sales directly to customers. Initial shipments of our Tender Prime line of meat products began late in the fourth quarter.

(4) - The increase in the cost of sales in the fourth quarter reflects the increased farm operating costs due the the addition of the new state-of-the-art boar stud facility.

(5) - The increased general and administrative expenses in the fourth quarter of 2000 are comprised primarily of costs associated with the annual stockholders meeting, printing and distribution of the annual financial statements and stock issued to employees and consultants as compensation for services rendered.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
       The following table sets forth certain information regarding our executive officers, key employees, and directors as of February 28, 2001.


           NAME                   AGE  POSITION HELD
           ----                   ---  -------------

           Richard S. Lane        60   Chairman of the Board (2)
                                       and a Director (1)

           Mariano Raigo          48   President (2)

           Douglas W, Beatty      42   A Director
                                       and Past President/CEO (3)

           Dr. Dennis Gourley     46   Secretary/Treasurer (2)and a Director (1)
                                       and Director of Operations
                                       of Elite Visions, Inc.

           Rhett C. Seabrook      39   Vice President (2) and a Director
                                       and Past Secretary/COO (3)

           Bertram K. Remley      56   Chief Financial Officer

           Brent Legred           38   President of Operations
                                       of Legred Struthers Genetics, Inc.

           Dr. Allan Carlson      39   A Director (1)

       (1) The appointments were effective as of January 1 2001 in order to fill three vacancies on the Board of Directors.

       (2) The appointments as officers were approved by the Board of Directors on March 19, 2001.

       (3) Effective March 19, 2001, Douglas W. Beatty ceased acting as CEO/President and Rhett Seabrook, who was appointed Vice President, ceased acting as Secretary/COO. Both Messrs. Beatty and Seabrook retain their positions as Directors.


         The following information summarizes the business experience during at least the past five years of each officer:

         Richard S. Lane, was appointed as a Director effective January 1, 2001 and was appointed as Chairman of the Board effective March 19, 2001. From 1998 to the present, Mr. Lane has been acting as general counsel to the Company. Mr. Lane is a member of the Bar of the State of New York and has been actively practicing for more than 30 years, concentrating in Corporate and Securities law.

         Mariano M. Raigo, President, effective March 19, 2001 to present, a native of Argentina, studied Engineering and Business Management at North Carolina State and Notre Dame. For the past 20 years he owned and operated several businesses in the Asheville area of North Carolina. During this period, Mr. Raigo was recognized as one of the top 3 retailers in the nation and received the Bellcow award for Innovative Marketing and Sales from the National Association of Retail Dealers and the Whirlpool Corp. Mr. Raigo handled accounts both domestically and internationally for companies such as Nestle and GE Spacenet. For the past 9 months, Mr. Raigo has worked with Struthers on a consulting basis, designing and building its information and accounting system, and is familiar with all operations. Mr. Raigo is fluent in several languages and holds offices in several civic organizations in Asheville, including the Minority Development Enterprise Board, Association for Latin American Development.

           Douglas W. Beatty, Past President, November, 1998 to March 19, 2001, was responsible for overseeing the day-by-day operations of the Registrant, including the development of product commercialization and reproductive technology. In 1991 to November, 1998, he was President of Winners's Circle, Inc., a Charleston, South Carolina, based seminar and training production company. Hired and trained sales staff to promote celebrity speakers and perform training programs in corporations throughout the country. In addition, developed marketing plans for corporations launching new innovative products. Running day-to-day operations of company programs and business. His educational background includes B.S. in biology, vertebrate physiology from Trent University and B.S. (Hon.) in chemotherapy/laboratory biology from University of Toronto, certified surgical embryo transfer techniques, University of Missouri.

         Rhett W. Seabrook, Secretary, November, 1998 to date, responsible for sales and marketing of Registrant's porcine reproductive biotechnology and genetics. September, 1997 to November, 1998, Senior Vice President and co-founder of Future Financial, a debt consolidation service, located in Charleston, South Carolina, handling sales, marketing, advertising and product development. 1996 to 1997 Associate Manager/co-Owner of Fric's-N-Frac's retail store in Charlotte, North Carolina, establishing marketing, development and promotional events. 1995 to 1996 Assistant Sales Manager Rhodes Furniture, Charlotte, North Carolina, directed sales and service and provided sales staff training and motivation. 1991 to 1995 Beverage Director at The Club of Seabrook Island, Seabrook Island, South Carolina. Managed lounges and banquet operations, including facility event planning. Mr. Seabrook attended the College of Charleston, South Carolina.

         Dr. Dennis Gourley, D.V.M., Director of Operations, Elite Visions, Inc., June 1, 2000 to present, and was appointed as a Director effective January 1, 2001. Prior to joining the Company, Dr. Gourley was a primary independent consultant in the animal reproductive research activities of Struthers. From 1984 to 1991, Dr. Gourley founded Elite Genetics, LLC developing the first commercially viable sheep artificial insemination procedure in the U.S. and export. During 1991 to 1994 he was Chief Operating Officer for Elite Genetics, LLC. He also directed staff work involvement with the USDA-APHIS Veterinary Services, USDA-FAS, International Chamber of Agriculture, Iowa International Development Foundation, The Center of Agriculture and Rural Development, Midwest Agribusiness Trade Research and Information Center, National Suffolk Sheep Association, U.S. Livestock Genetics Export and American Sheep Industry Association. Dr. Gourley received his Doctor of Veterinary Medicine degree in 1979 from Iowa State University, Ames, Iowa and developed specialty areas in Large and Small Ruminant Reproduction and Physiology.

         Bertram K. Remley, Chief Financial Officer, May, 2000 to date, responsible for financial operations, human resources and general administration. From 1980 to May, 2000 operated his own accounting firm representing businesses in a broad spectrum of enterprises, including, among other things, a vertically integrated meat processor (from feedlot to meat wholesaler), nationally recognized wholesale meat distributors and hotel and restaurant chains. From 1976 to 1979 was employed by Main Hurdman, a national accounting firm (subsequently merged into Peat Marwick), and from 1974 to 1976 was employed by the firm of Pannell Kerr Forster, a national accounting firm, for which two companies he conducted or supervised audits of both public and non-public entities. His educational background includes a BA Degree in Business Administration - Accounting from California State University at Fullerton and in 1979 received his CPA certificate from the State of California.

         Brent Legred, President of Operations, Legred Struthers Genetics, Inc., February 15, 2000 to present, responsible for sales and marketing of the seven superior genetic lines of swine, continual genetic development, and all day-to-day operations associated with Legred Struthers Genetics, Inc., January 1, 1995 to February 14, 2000, President/Founder of Legred Swine Genetics, and President/CEO of Legred Swine Genetics/Norsvin Inc. responsible for the sales and marketing of swine genetics including the Norsvin genetic line of superior swine and all day-to-day operations of both companies. Received a B.S. degree in Business and Finance from the University of Minnesota in 1984.

           Dr. Alan Carlson was appointed as a Director effective January 1,
2001.

ITEM 11.  EXECUTIVE COMPENSATION

                                                                 RESTRICTED
NAME AND                        FISCAL           SALARY            STOCK
PRINCIPAL POSITION              YEAR           & BONUSES           AWARDS(8)
- ------------------              ----             ------           --------


Douglas W. Beatty               2000             $189,538
President and Director(1)       1999               48,000
                                1998                 ---         7,123,000(4)

Rhett C. Seabrook               2000             $189,538
Secretary and Director(1)       1999               48,000
                                1998                  ---        7,123,000(4)

Bertram K. Remley (2)(6)        2000             $ 35,000             ---
                                1999                  ---             ---


Brent Legred                    2000             $ 75,000(3)          ---
President of Operations         1999               75,000(3)          ---
of Legred Struthers             1998               75,000(3)          ---
Genetics, Inc. (5)(7)

Dr. Dennis Gourley, D.V.M.      2000             $ 23,017
                                1999                 ---
                                1988                 ---


     (1) Douglas Beatty and Rhett Seabrook have identical employment agreements. Each is for a term of 42 months commencing July 1, 2000 with a salary of $75,000 through June 30, 2000 and increasing every six month period thereafter by $25,000 with the last period being July 1, 2003 through December 31, 2003 at a salary rate of $250,000. Douglas Beatty and Rhett Seabrook each received a bonus of $95,000 during the year 2000. Mr. Beatty's contract was cancelled effective March 19, 2001 when he was replaced as CEO/President of the Company.


     (2)  As of May 2000 Mr. Remley's annual salary is $60,000.


     (3) Mr. Legred did not receive any compensation during the fiscal year ended December 31, 1999. An annual salary of $75,000 was imputed and reflected in the statement of operations and a contribution to capital. As of February 15, 2000 his annual salary is $75,000 pursuant to a written contract.

     (4) These shares were granted by the board of directors as compensation for past services on December 1, 1998. A total of 7,623,000 shares of common stock were awarded to each of these officers with a fair value on the date of grant of $.01 per share and the Company recognized compensation expense of $76,230 for each of the officers in 1998. 4,123,000 shares were issued in 1998, 1,000,000 shares were issued in 1999 and the remaining 2,500,000 shares were issued in 2000.


     (5) Mr. Legred is entitled to receive additional share in accordance with the terms of a November 22, 1999 agreement with Registrant (see ITEM
          1. BUSINESS) as follows: on May 2, 2001, shares valued at $1 million based on the then market value.


     (6) Mr. Remley's employment agreement is for a term of 36 months commencing May 1, 2000 at an annual salary of $60,000. Brent Legred's employment agreement is for a term of 36 months commencing
           February 15, 2000 at an annual salary of $75,000.

     (7) An additional 5,123,000 shares were awarded in 1998 to a former officer of the Company in connection with the December 1, 1998 stock award for compensation for services rendered in 1998.


        All of the officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. So long as the expenses incurred in connection with the Company 's business are reasonable in amount and accounted for to the satisfaction of the Board of Directors, there is no set limitation on the amount of expenses that may be incurred.

         The Company has written employment contracts with Douglas W. Beatty, Rhett W. Seabrook, Bertram K. Remley and Brent Legred. No other officer of the Company has a written employment contract with the Company. At the present time the Company has no retirement, pension, profit sharing, stock option plan or other similar programs for the benefit of its employees. There are currently no outstanding options, warrants or rights granted to any director or officer of the Company except that Brent Legred is entitled to certain shares pursuant to a written agreement with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth certain information concerning the beneficial ownership of the Company's stock by each Director, by all Directors and Officers as a group and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's stock as of March 28, 2001. Unless otherwise indicated, each of the following persons has sole voting and dispositive power with respect to the shares beneficially owned.



                              AMOUNT OF SHARES    PERCENTAGE         AMOUNT OF SHARES           PERCENTAGE
                              OF COMMON STOCK     OF COMMON       OF CLASS B PREFERRED STOCK    OF CLASS B
                             BENEFICIALLY OWNED     STOCK            BENEFICIALLY OWNED         PREFERRED
                             ------------------     -----            ------------------         ---------
NAME AND ADDRESS OF
BENEFICIAL OWNER

Richard S. Lane
Chairman of the Board
and a Director
One Old Country Road Suite 120
Carle Place, NY 11514               11,145,000       2.88%



Mariano Raigo
1866-B Raoul Wallenberg Blvd
Charleston, SC 29407                     2,700        0.01%


Douglas W. Beatty
Past President and Director
1866-B Raoul Wallenberg Blvd
Charleston, SC 29407                 6,763,000        1.75%



Rhett C. Seabrook
Secretary and Director
1866-B Raoul Wallenberg Blvd
Charleston, SC 29407                 6,853,000        1.77%



Bertram K. Remley
Chief Financial Officer
1866-B Raoul Wallenberg Blvd
Charleston, SC 29407                   635,712        0.16%              136,500              2.37%

Dr. Dennis Gourley
Secretary/Treasurer
and a Director
605 Rossville Rd.
Waukon, IA 52172                     1,245,101        0.32%

Dr. Alan Carlson
A Director
                                       -0-



Brent Legred
President of Operations of
Legred Struthers Genetics, Inc.
3500 490 Avenue                    11,624,304(1)      3.00%
Bricelyn, Minnesota 56014


All Directors and Officers as

a group (7 persons)                26,641,813         6.88%              136,500           2.37%


(1) Mr. Legred is entitled to receive additional shares in accordance with the terms of a November 22, 1999 agreement with Registrant (see ITEM 1. BUSINESS) as follows: on May 2, 2001, shares valued at $1 million based on the then market value.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On November 2, 1999 the Company entered into an agreement with Legred Genetics, Inc., Legred Genetics and Brent Legred ("Legred") pursuant to which the Company purchased physical assets, including livestock, operating equipment and Legred's rights under agreements with third parties (including one with Norsvin

International AS ("Norsvin"), an international developer and distributor of porcine genetic materials and technology) ("Legred Assets").

           There was no prior affiliation between Company and Legred. Pursuant to the agreement the Company paid Legred the sum of $1 million and shares of the Company 's Common Stock, the final number of which shares will be determined based on the market value of the Company's common shares at the dates payable as follows: $250,000 due at closing; $750,000 due January 1, 2000; $1,000,000 due
May 2, 2000; $1,000,000 due November 2, 2000 and $1,000,000 due May 2, 2001. The
Company was obligated under this agreement to and did build a boar stud unit and operating laboratory, the cost of which was approximately $450,000. In anticipation of the execution of the said agreement, the Company formed a wholly owned subsidiary which was incorporated in the State of Nevada on October 21, 1999 and called Legred Struthers Genetics, Inc. All of the Legred Assets were transferred into the subsidiary. Further and pursuant to the agreement Legred became President of Operations of Legred Struthers Genetics, Inc. at an annual salary of $75,000.

         The Company advanced $150,000 to Douglas W. Beatty, President of the Company in the form of a loan bearing interest at 10.5% with interest payable monthly and the principal due in twelve months.

         With the exception of the foregoing, there are no transactions with management or other business relationships or transactions with promoters that are required to be reported. There is no other indebtedness owed by management to the Company.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

1.      All Financial Statements:

        The following financial statements are filed as part of this report under Item 8 - "Financial Statements and Supplementary Data."

        Independent Auditors' Report                                  F-2

        Consolidated Balance Sheets at December 31, 2000 and 1999     F-3

        Consolidated Statements of Changes in Stockholders' Equity
        for the Three Years in the Period Ended December 31, 2000     F-4

        Consolidated Statements of Operations for the Three Years
        in the Period Ended December 31, 2000                         F-5

        Consolidated Statements of Cash Flows for the Three Years
        in the Period Ended  December 31, 2000                      F-6 to F-7

        Notes to the Consolidated Financial Statements              F-8 to F-25

        Quarterly Summary (Unaudited)                                 F-26


        2.      Financial Statements Schedules:

                All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

        3.      Exhibits:

                  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.


             EXHIBIT NO.              DESCRIPTION
             -----------              -----------

                  3.1  *Articles of Incorporation of Latitude Network Inc.

                  3.2  *Amended Articles of Incorporation of Latitude
                        Network, Inc.

                  3.3  *Amended Articles of Incorporation of Orbis
                        Development, Inc.

                  3.4  *Amended Articles of Incorporation of Struthers, Inc.

                  3.5  *Certificate of Correction of Amended Articles of
                        Incorporation of Struthers, Inc.

                  3.6  *Amended Articles of Incorporation of Struthers, Inc.

                  3.7  *By-Laws of Struthers, Inc.

                  4 See Exhibit 3.4, 3.5, 3.6 filed herewith for rights of security holders.

                  9    *Voting Trust Agreement

                  10.1 *Agreement dated November 2, 1999 among Struthers, Inc.,
                        Legred Genetics, Inc., Legred Genetics, and Brent Legred (with exhibits).

                  10.2 *Assignment and Assumption of Lease between
                        Struthers, Inc. and Legred Struthers Genetics, Inc.

                  10.3 *Employment Agreement with Douglas W. Beatty.

                  10.4 *Employment Agreement with Rhett Seabrook.

                  10.5 *Employment Agreement with Bertram K. Remley.

                  10.6 *Employment Agreement with Brent Legred.

                  21.1 *Articles of Incorporation of Legred Struthers
                        Genetics, Inc., a subsidiary of Registrant.

                  21.2 *Amended Articles of Incorporation of Legred
                        Struthers Genetics, Inc.

                  21.3 *Articles of Incorporation of Elite Visions, Inc.

                  21.4 *Articles of Incorporation of Muller A. I., Inc.

                  * Incorporated by reference to the same exhibit filed with the
                    Company's registration statement on Form 10, as filed on October 25, 2000


         (B) Reports on Form 8-K


                  On March 26, 2001, Struthers filed a report on Form 8-K, which reported under Item 5 the following actions:

                  - The Board of Directors approved the appointment of Dr. Allan Carlson, Dr. Dennis D. Gourley and Richard S. Lane, Esq. as Directors of the Company to fill three vacancies effective January 1, 2001.

                  - At a meeting on March 19, 2001, the following persons were appointed as officers:


                           Mariano Raigo               - President
                           Dr. Dennis D. Gourley       - Secreatary/Treasurer
                           Richard S. Lane, Esq.       - Chairman of the Board
                           Rhett Seabrook              - Vice President

                  - Accordingly, effective as of March 19, 2001 Douglas W. Beatty ceased acting as CEO/President and Chairman of the Board and Rhett Seabrook, who was appointed Vice President, ceased acting as Secretary/COO. Both Messrs. Beatty and Seabrook reatain their positions as Directors.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report of Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRUTHERS, INC.
                                        ---------------


Date:                                  By:/s/ RICHARD S. LANE
      -----------------                   -------------------
                                       (Signature)*
                                       Richard S. Lane, Chairman of the Board
                                       And General Counsel

*Print name and title of the signing officer under his signature.