Form 10-Q
period 2001-03-31
STRUTHERS INC/SC
filed 2001-05-15
CIK 1105518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2001


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30331

                                 STRUTHERS, INC.
             (Exact name of registrant as specified in its charter)


       NEVADA                                   57-1075246
       ------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
of incorporation or organization)

                     605 ROSSVILLE ROAD, WAUKON, IOWA 52172
                     --------------------------------------
                    (Address of principal executive offices)

                                 (563) 568-4950
                                 --------------
              (Registrant's telephone number, including area code)

               1866-B RAOUL WALLENBERG BLVD, CHARLESTON, SC 29407
               --------------------------------------------------
                        (843) 763-1755 OR (888) 400-8810
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of March 31, 2001, there were 379,661,631 shares of common stock outstanding. As of May 9, 2001, there were 400,782,070 shares of common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




TABLE OF CONTENTS
-----------------------------------------------------------------------------



Independent Accountants' Report                                      F-1

Consolidated Balance Sheets at March 31, 2001 (Unaudited)            F-2
  and December 31, 2000

Consolidated Statements of Changes in Stockholders' Equity
  for the Three Months Ended March 31, 2001
  and 2000 (Unaudited)                                               F-3

Consolidated Statements of Operations for the Three Months
  Ended March 31, 2001 and 2000 (Unaudited)                          F-4

Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2001 and 2000 (Unaudited)                          F-5 - F-6

Notes to the Consolidated Financial Statements (Unaudited)           F-7

                           INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
  and Stockholders
Struthers, Inc. and Subsidiaries
(A Nevada Corporation)
Charleston, South Carolina


         We have reviewed the accompanying consolidated balance sheet of Struthers, Inc. and Subsidiaries as of March 31, 2001 and the related consolidated statements of changes in stockholders' equity and operations for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Struthers, Inc. and Subsidiary as of December 31, 2000 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended (not presented herein), and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any auditing procedures since the date of our previous report.




/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  May 7, 2001



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                              March 31,         December 31,
                                                                                2001              2000
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                                                    $  121,606        $1,446,436
Accounts Receivable                                                           1,005,759           529,855
Note Receivable - Officer                                                       150,000
                                                                                                  150,000
Inventory                                                                       538,846
                                                                                                  575,687
Prepaid Expenses and Deposits                                                   271,277           190,259

------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          2,087,488         2,892,237

PROPERTY AND EQUIPMENT
   - Net of Accumulated Depreciation                                          3,559,046         3,762,427

INTANGIBLE ASSETS - Net of Accumulated Amortization                           3,786,776         3,884,778
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $9,433,310        $10,539,442
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities                               $  234,130        $  362,696
Notes and Mortgages Payable - Due Within One Year                                30,502            24,853
Stock Payable - (See Note C)                                                  1,000,000         1,000,000
------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                     1,264,632         1,387,549


Notes and Mortgages Payable - Due After One Year                                111,811           120,363

------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             1,376,443         1,507,912
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par; 900,000,000 Shares Authorized;
               379,661,631 and 378,377,256 Shares Issued and Outstanding
              as of March 31, 2001 and December 31, 2000, Respectively       379,662               378,377
Convertible Preferred Stock- $.001 Par; 6,500,000 Shares Authorized;
               6,007,922 and 6,158,754 Shares Issued and Outstanding
               as of March 31, 2001 and December 31, 2000, Respectively         6,008              6,159
Preferred Stock - $.001 Par; 20,000 Shares Authorized,
                  20,000 Shares Issued and Outstanding                             20                 20
Additional Paid-in Capital                                                 13,021,874            13,023,008
Deficit                                                                    (5,350,697)           (4,376,034)
------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  8,056,867          9,031,530
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  9,433,310       $ 10,539,442
------------------------------------------------------------------------------------------------------------





    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA



                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------


                                                    Common Stock        Preferred Stock
                                                ----------------------  ---------------   Additional                  Total
                                                                                          Paid-In                 Stockholders'
                                                   Shares     Par Value Shares Par Value  Capital     Deficit        Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                       356,722,620   $356,723   --     $--     $1,381,941   $(1,166,190)   $ 572,474

Issuance of Common Stock in Connection
 with Legred Acquisition at $.1126 per Share        6,660,000      6,660   --      --        743,340          --        750,000

Net Loss for the Three Months Ended (Unaudited)          --         --     --      --           --        (288,645)    (288,645)
                                                                                                                     ---------

BALANCE - MARCH 31, 2000                          363,382,620   $363,383   --     $--     $2,125,281   $(1,454,835)   $1,033,829
----------------------------------------------------------------------------------------------------------------------------------



BALANCE - DECEMBER 31, 2000                       378,377,256   $378,377 6,178,754 $6,179 $13,023,008  $(4,376,034)   $9,031,530

Conversion of Class B Preferred Stock
  Into Common Shares                                1,284,375      1,285  (150,832)`  (151)     (1,134)       --            --


Net Loss for the Three Months Ended (Unaudited)          --         --       --        --         --      (974,663)     (974,663)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2001 (Unaudited)              379,661,631   $379,662 6,027,922 $6,028 $13,021,874  $(5,350,697)   $8,056,867
----------------------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report


STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------
                                                                      Three Months
                                                                   Ended March 31,
                                                        -----------------------------------
                                                                   2001               2000
-------------------------------------------------------------------------------------------
REVENUES                                                     $ 1,338,988          $ 895,533

Cost of Sales                                                  1,153,062            615,596
-------------------------------------------------------------------------------------------

GROSS PROFIT                                                     185,926            279,937
-------------------------------------------------------------------------------------------

EXPENSES
Research and Development                                          80,446              8,632
Marketing and Advertising                                         27,122             27,345
General and Administrative                                       702,278            253,111
Amortization and Depreciation                                    358,406            281,555
-------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                 1,168,252            570,643
-------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)                         (982,326)          (290,706)

OTHER INCOME AND (EXPENSES)
Interest Income                                                    7,663              2,061
-------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (974,663)         (288,645)

Provision for Income Taxes                                           --                --
-------------------------------------------------------------------------------------------

NET LOSS                                                      $ (974,663)        $(288,645)
-------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                              378,401,031       357,861,798
-------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE- BASIC AND DILUTED                       $  (0.00)          $  (0.00)
--------------------------------------------------------------------------------------------





    The accompanying notes are an integral part of this financial statement.


                          See Accountants Review Report


STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

For the Three Months Ended March 31,              2001            2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                         $(974,663)   $(288,645)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and Depreciation                      358,406      281,555

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                               (475,904)    (121,887)
Inventory                                           36,841      (65,381)
Prepaid Expenses and Deposits                      (81,018)      (1,954)
Accounts Payable and Other Current Liabilities    (128,566)      87,505
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES         (1,264,904)   (108,807)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                 (57,023)    (726,440)
--------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES           (57,023)    (726,440)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Convertible
  Preferred Stock                                     --      3,727,500
Repayment of Notes and Mortgages                    (2,903)        (213)
Repayment of Note Payable - Legred Acquisition        --       (900,000)
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES            (2,903)   2,827,287
--------------------------------------------------------------------------------
Net (Decrease) Increase in Cash
   and Cash Equivalents                         (1,324,830)   1,992,040

Cash and Cash Equivalents - Beginning of Period  1,446,436      201,160
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End Of Period        $ 121,606    $2,193,200
--------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA



STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------------
For the Three Months Ended March 31,                                  2000
--------------------------------------------------------------------------------
Acquisition of Property and Equipment via Mortgage                    40,000
-------------------------------------------------------------------------------
Issuance of Common Stock in Connection
   With Legred Acquisition - Reduction of Stock Obligation Payable   750,000
-------------------------------------------------------------------------------




    The accompanying notes are an integral part of this financial statement.


                          See Accountants Review Report

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(UNAUDITED)
--------------------------------------------------------------------------------


NOTE A -   BASIS OF PRESENTATION
              The condensed consolidated financial statements of Struthers, Inc. and Subsidiaries (Struthers) included herein have been prepared by Struthers, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Struthers believes that the disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in Struthers annual report on Form 10-K, and other reports filed with the SEC.

              The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of Struthers for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the acquisitions of subsidiaries, and general and administrative costs incurred in connection with raising capital and in registering Struthers common shares with Securities and Exchange Commission. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE B -   PRINCIPLES OF CONSOLIDATION
              The consolidated financial statements include the accounts of the Company and its subsidiaries, Legred Struthers Genetics, Inc., Elite Visions, Inc., and Muller A.I., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C -   STOCK PAYABLE - BRENT LEGRED
              The Company would have had to issue approximately 9,091,000 shares of common stock using the average trading price of $.11 per share as of March 31, 2001 in order to settle the outstanding obligation to Brent Legred. The actual final installment due will be reduced by the percentage by which net income from semen sales per 100 boars for the previous 18 months is less than $600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF STRUTHERS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN OTHER FILINGS MADE BY STRUTHERS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING STRUTHERS ANNUAL AUDITED FINANCIAL STATEMENTS INCLUDED IN ITS ANNUAL REPORT ON FORM 10-K.

Overview

         Struthers business is the sale and marketing of products and services designed to increase reproductive efficiency, animal production and quality in the swine industry utilizing the technology and products it has developed and acquired. Principal sources of revenue are through the sale of gilts (young females that have not given birth to pigs), mature boars, barrows (castrated male hogs), semen, artificial insemination supplies, and genetic and related services including embryo transfer services, embryo transfer equipment and training. Struthers has developed a semen delivery system for use in artificial insemination including the use of the Gourley Scope(TM). Struthers has perfected the surgical Embryo Transfer System and is currently improving the procedure to include the non-surgical implantation of embryos. Embryo transfer is the ability to remove an embryo from a genetically superior animal and introduce it into a surrogate host (mature recipient female). This has been done successfully, commercially in other large farm animals but has never been successfully commercialized in swine due to the intricate nature of the swine reproductive system. Struthers has included this technology into its overall marketing plans for the year 2001.

         Struthers stud boar facilities located in Bricelyn and Wells, Minnesota, house 206 Great Grand Parent boars that produce semen for sale. The new state-of-the-art stud boar facility also located in Bricelyn that will house 400 additional boars was completed during September 2000. Each boar produces 1,200 doses of semen per year with a retail price per dose of $7.00. At capacity, the facility can produce 480,000 doses of semen per year. Semen sales for the first quarter of 2001 were $62,752 as compared with $53,374 for the first quarter of 2000.

         Gilt sales (prepubescent breeding sows) are supplied through the Struthers gilt multiplier system. Struthers generates an average of 450 gilt sales per month with an average sales price of $195 per gilt. The Company currently has contracts with eleven gilt multiplier farms for the production of our superior genetic lines of gilts and barrows. Gilt sales for the first quarter of 2001 were $244,679 as compared with $259,360 for the first quarter of 2000.

         Boar and barrow (prepubescent boars) sales are also made through the multiplier system or from the core genetic herd. Boar and barrow sales for the first quarter 2001 were $70,660 as compared with $95,090 for the first quarter of 2000.

         Struthers currently has the following two agreements for the production of TenderPrime(TM) line of meat products: Andy Bakken Farms d/b/a A-B Duroc and Bowden & Pech formally Fairmont Finishers. Both customers purchase gilts and semen from the LSG Duroc line of animals. The LSG line of Duroc was chosen as the animal to be processed for the Tender Prime(TM) line of high end, value added meat products.

         Struthers currently has alliances with five swine producers for the rearing of our superior genetic line of hogs for market under Struthers specifically developed programs in order to fulfill the needs of identified meat packers. Struthers collects a percentage of the premiums paid by meat packers for hogs from our genetic line from both Struthers own herds and alliance herds. Current premiums paid by meat packers for our top quality hogs range from $9.00 to $22.00 per hog. Percentages paid to alliance hog producers vary on a per contract basis, but generally range between $4.00 and $5.00 per hog. Struthers has identified several meat packers with needs for certain types of animals under Struthers developed protocols and programs. Struthers continues to seek additional alliance herds to fulfill those identified needs and expects to significantly expand its herd size in future quarters. Market sales of hogs for the first quarter of 2001 were $340,632 as compared with $464,626 for the first quarter of 2000. Included in those sales were sales of TenderPrime(TM) of $272,887 in the first quarter of 2001 and sales of market hogs to a meat processor of $379,340 in the first quarter of 2000. Struthers instituted a change in its meat distribution channel from wholesale sales to meat packers to upstream direct sales to customers during the second half of 2000. Initial shipments of Struthers TenderPrime(TM) meat products to retail customers began late in the fourth quarter.

         Sales of artificial insemination supplies were $541,886 for the first quarter of 2001 as compared with $5,822 for the first quarter of 2000. The increase in sales of artificial insemination supplies was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

         Sales of genetic and related services were $78,379 for the first quarter of 2001 as compared with $17,261 for the first quarter of 2000. The increase in sales was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

         Struthers acquired the rights to the Gourley Scope, an instrument used for non-surgical semen delivery in animal husbandry including swine, through the acquisition of Elite Visions during the year 2000. The Gourley Scope was utilized in artificial insemination during the fourth quarter 2000 in Beta Herd test markets under the direct supervision of Dr. Carlson, the Company's consulting veterinarian. The current breeding herds under Dr. Carlson's supervision are between 35,000 and 45,000 animals. Struthers anticipates significant increases in revenues from the lease of Gourley Scopes and sales of sheaths and semen during the balance of 2001.

 The following are selected supplementary data and analysis of the results of operations for the three periods ended March 31, 2001 and 2000:





                                                               Three Months
                                                                  Ended
                                                                 March 31,
                                                           2001           2000
                                                           ----           ----
Operating Revenues:
Semen                                                 $    62,752   $    53,374
Gilts                                                     244,679       259,360
Boars and Barrows                                          70,660        95,090
Market Swine                                              340,632       464,626
Artificial Insemination Supplies                          541,886         5,822
Genetic and Related Services                               78,379        17,261
-------------------------------------------------------------------------------
Net Operating Revenues                                $ 1,338,988   $   895,533
-------------------------------------------------------------------------------
Net Cost of Sales                                       1,153,062       615,596
-------------------------------------------------------------------------------
General and Administrative                                702,278       253,111
-------------------------------------------------------------------------------
EBDITA (1)                                               (623,920)       (9,151)
-------------------------------------------------------------------------------
Net Loss                                                 (974,663)     (288,645)
-------------------------------------------------------------------------------
Net Loss per Share -                                        (0.00)  $     (0.00)
   Basic and Diluted
-------------------------------------------------------------------------------
Weighted Average Common
Shares Outstanding                                    378,401,031   357,861,798
-------------------------------------------------------------------------------


(1) - Earnings (Loss) before depreciation, interest, taxes and amortization expenses.

Results of Operations

             Three Months Ended March 31, 2001 and 2000.

         The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in Struthers consolidated statements of operations.



                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                           ----------------------------
                                                               2001           2000
                                                               ----           ----
Operating Revenues:
Semen                                                          4.7%             5.9%
Gilts                                                         18.3%            29.0%
Boars and Barrows                                              5.3%            10.6%
Market Swine                                                  25.4%            51.9%
Artificial Insemination Supplies                              40.4%              .7%
Genetic and Related Services                                   5.9%             1.9%
-------------------------------------------------------------------------------------

Total Operating Revenues                                     100.0%           100.0%

Cost of Sales                                                 86.1%            68.7%

Gross Profit                                                  13.9%            31.3%
-------------------------------------------------------------------------------------

Expenses:
Research and Development                                       6.0%             1.0%
Marketing and Advertising                                      2.0%             3.0%
General and Administrative                                    52.4%            28.3%
Amortization and Depreciation                                 26.8%            31.4%
-------------------------------------------------------------------------------------

Total Expenses                                                87.2%            63.7%
-------------------------------------------------------------------------------------

Operating Loss                                               (73.3)%         (32.4)%

Other Income                                                    .5%            .2%
-------------------------------------------------------------------------------------

Loss Before Income Taxes                                     (72.8)%         (32.2)%

Provision for Taxes                                          ---%              ---%
-------------------------------------------------------------------------------------

Net Loss                                                     (72.8)%         (32.2)%
-------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Revenues for the three months ended March 31, 2001 were $1,338,988 as compared with $895,533 for the three months ended March 31, 2000. The increase in revenues was attributed primarily to sales increases of approximately $500,000 in artificial insemination supplies and genetics and related services as a result of the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

COST OF SALES

         The cost of sales for the three months ended March 31, 2001 was $1,153,062 and represented 86.1% of total revenues as compared with $615,596 representing 68.7% of total revenues for the three months ended March 31, 2000. The increase in cost of sales as a percentage of total revenues increased as a result of the increased costs to operate the new state-of-the-art stud boar facility. The new stud boar facility began to generate revenues late in the first quarter of 2001. The primary components of cost of sales are the costs to purchase and raise live animals, and the farm operations including feed, veterinary costs, wages, and artificial insemination supplies.

RESEARCH AND DEVELOPMENT COSTS

         Struthers incurred $80,446 in research and development costs, representing 6.0% of total revenues for the three months ended March 31, 2001 as compared with $8,632 representing 1.0% of total revenues for the three months ended March 31, 2000.


MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the three months ended March 31, 2001 were $27,122 and represented 2.0% of total revenues as compared with $27,345 representing 3.0% of total revenues for the three months ended March 31, 2000.

GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs increased by $449,167 from $253,111 for the three months ended March 31, 2000 to $702,278 for the three months ended March 31, 2001. The increase in general and administrative costs was attributable primarily to the Struthers efforts in , restructuring its business activities, acquisition completions, registration of trademarks and patents, other legal and accounting fees, employment related costs, registering Struthers common stock with the Securities and Exchange Commission, and building its infrastructure to support anticipated growth during 2001. The primary components of general and administrative costs for the three months ended March 31, 2001, and 2000 were as follows:

                                                        2001             2000
     ----------------------------------------------- --------------- ----------
     Professional and Consulting Fees                $ 170,484       $  25,227
     ----------------------------------------------- --------------- ----------
     Salaries and Benefits                             202,123          90,457
     ----------------------------------------------- --------------- ----------
     Leases and Rentals                                 83,581          18,946
     ----------------------------------------------- --------------- ----------
     Telephone                                          32,725          14,200
     ----------------------------------------------- --------------- ----------
     Travel Costs                                       65,781          13,963
     ----------------------------------------------- --------------- ----------
     Insurance                                          63,947          13,686
     ----------------------------------------------- --------------- ----------
     Other Administrative and Office Costs              83,637          76,632
     ----------------------------------------------- --------------- ----------

      Total General and Administrative Costs         $ 702,278        $ 253,111
      ----------------------------------------------- --------------- ----------

           In a move designed to reduce overhead costs and increase efficiency in operations, in April, 2001, Struthers closed its administrative offices in Charleston, South Carolina, and relocated its headquarters to its existing facility in Waukon, Iowa, which it will share with its wholly owned subsidiary, Elite Visions, Inc. It is believed that this will solidify the base for future growth and profit.


AMORTIZATION AND DEPRECIATION

           Amortization and depreciation was $358,406 and $281,555 for the three months ended March 31, 2001 and 2000, respectively. The increase was attributed primarily to the inclusion of Elite Visions, Inc. and Muller A. I., Inc. in the second quarter of 2000.


OTHER INCOME

           Other income for the three months ended March 31, 2001 was $7,663 as compared with $2,061 for the three months ended March 31, 2000 and represented interest income on invested cash.

PROVISION FOR TAXES

            Struthers has not had any taxable income since its inception and therefore has not incurred any income taxes. Struthers has not recognized any deferred tax benefits in connection with net operating loss carryforwards and will not until such time as it is more likely than not that the related tax benefits will be realized.


LIQUIDITY AND CAPITAL RESOURCES

         Struthers has financed its operations and met its capital requirements including the acquisition of Legred, Elite Visions and Muller A. I., through the sales of equity securities. Cash flows from operations was a negative $1,264,904 for the three months of operations ended March 31, 2001 as compared with a negative $108,807 cash flows from operations for the three months ended March 31, 2000. The increase in the negative cash flows during the first quarter of 2001 was due primarily to increases in accounts receivable and prepaid expenses of approximately $476,000 and $81,000, respectively and reductions in accounts payable of approximately $129,000.

         Cash used in investing activities for acquisitions of property and equipment was $57,023 and $726,440 for the three months ended March 31, 2001 and 200, respectively.

         The net cash used in financing activities of $2,903 for the three months ended March 31, 2001 was for principal payments on notes and mortgages. Cash provided by financing activities for the three months ended March 31, 2000 was $ 2,827,287 and represented approximately $3,700,000 in proceeds from the issuance of preferred stock less a $900,000 cash payment on a note to Brent Legred in connection with the Legred acquisition.

         As of March 31, 2001, Struthers had net working capital of $1,822,856 exclusive of obligations payable in common stock in connection with the Legred acquisition. Struthers primary source of liquidity at March 31, 2001 was $121,606 in cash and cash equivalents, $1,005,759 in trade accounts receivable and $538,846 in inventories.

         Struthers may, in the future, pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand the Company's business. Any material acquisition or joint venture could result in a decrease to the Company's working capital, depending on the amount, timing and nature of the consideration to be paid. The Company has not completed any negotiations for any significant acquisitions, joint ventures or mergers at the present time that have not been disclosed.

         In order to provide a possible source of funding for Struthers current activities and for the continued development of its current and planned products, and markets for its products, on March 23, 2001, Struthers entered into a Common Stock Purchase Agreement and Registration Rights Agreement, with Alpha Venture Capital, Inc.

         Struthers does not have any material commitments for capital expenditures during the next 12 months other than those disclosed herein. Struthers intends to use its existing cash and cash equivalent balances as of March 31, 2001 to fund its operations and research and development activities. In addition, Struthers may avail itself of the proceeds from the sale of its common stock with Alpha Venture Capital, Inc. for up to $10,000,000. Management believes that this will satisfy Struthers operating working capital needs and capital expenditure requirements for at least the next 12 months. Struthers may consider various alternatives for obtaining additional equity or debt financing should the need occur. Any material acquisitions of complementary businesses, products, services or technologies could require Struthers to obtain such financing. There can be no guarantee that such financing will be available on acceptable terms, if at all.


EFFECTS OF INFLATION

         Inflation has not had a material effect on the Struthers revenues and expenses since its inception and inflation is not expected to have a material effect in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rates

                  Struthers invests its cash in short-term variable rate money market accounts and demand deposits. Struthers only borrowings are fixed rate mortgages and notes payable. Struthers operations are not materially affected by changes in interest rates

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.



                                ITEM 16. EXHIBITS

(a)      Exhibits

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

4.1 **REGISTRATION RIGHTS AGREEMENT BETWEEN STRUTHERS, INC. AND ALPHA VENTURE CAPITAL, INC. DATED MARCH, 2001

4.2 **Warrant Agreement ("A" Warrants) between Struthers, Inc. and Alpha Venture Capital, Inc. dated March, 2001

4.3 **Warrant Agreement ("B" Warrants) between Struthers, Inc. and Alpha Venture Capital, Inc. dated March, 2001

5    **Opinion of Richard S. Lane, Esq.

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

10.3 *Employment Agreement with Douglas W. Beatty.

10.4 *Employment Agreement with Rhett Seabrook.

10.5 *Employment Agreement with Bertram K. Remley.

10.6 *Employment Agreement with Brent Legred.

10.7 **Common Stock Purchase Agreement between Struthers, Inc. and Alpha Venture Capital, Inc. dated March 23, 2001

10.8 **Registration Rights Agreement between Struthers, Inc. and Alpha Venture Capital, Inc. dated March 23, 2001

10.9 **Escrow Agreement between Struthers, Inc. and Dundee Securities Corporation as Escrow Agent for Alpha Venture Capital, Inc. dated March 23, 2001

21.1 *Articles of Incorporation of Legred Struthers Genetics, Inc., a subsidiary of Registrant.

21.2 *Amended Articles of Incorporation of Legred Struthers Genetics, Inc.

21.3 *Articles of Incorporation of Elite Visions, Inc.

21.4 *Articles of Incorporation of Muller A. I., Inc.


23.1 **Consent of Richard S. Lane, Esq.

23.2 **Consent of Rotenberg & Company, LLP


* Incorporated by reference to the same exhibit filed with Struthers registration statement on Form 10 as filed on October 25, 2000

** Incorporated by reference to the same exhibit filed with Struthers registration statement on Form 1 as filed on May 7, 2001

(b) Reports on Form 8-K

                  On March 26, 2001, Struthers filed a report on Form 8-K, which reported under Item 5 the following actions:

      Effective January 1, 2001, the Board of Directors approved the appointment of Allan Carlson, Dennis D. Gourley and Richard S. Lane, as Directors of the Company to fill three vacancies.

      At a meeting of the Board of Directors on March 19, 2001, the following persons were appointed as officers:

                  Mariano Raigo               -        President
                  Dennis D. Gourley           -        Secretary/Treasurer
                  Richard S. Lane             -        Chairman of the Board
                  Rhett Seabrook              -        Vice President

      Accordingly, effective as of March 19, 2001 Douglas W. Beatty ceased acting as CEO/President and Chairman of the Board and Rhett Seabrook, who was appointed Vice President, ceased acting as Secretary/COO.

      On April 12, 2001, Struthers filed a report on Form 8-K, which reported under Item 5 the following actions:



Following a meeting of the Board of Directors held on March 30, 2001 Douglas W. Beatty thereupon ceased acting as a member of the Board of Directors and Rhett Seabrook thereupon ceased acting both as a member of the Board of Directors and as Vice President.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2001                       STRUTHERS, INC.


BY /S/ RICHARD S. LANE
   -------------------
   Richard S. Lane, Chairman of the Board


BY /S/ MARIANO M. RAIGO
   --------------------
   Mariano M. Raigo, President