Form 10-K/A
period 2000-12-31
STRUTHERS INC/SC
filed 2001-06-07
CIK 1105518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K |X|.


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

ITEM 6.  SELECTED FINANCIAL DATA


                        STRUTHERS, INC. AND SUBSIDIARIES

                                                     FOR THE YEARS ENDED DECEMBER 31,

Operating Revenues:                     2000                     1999 (1)                   1998 (2)
---------------------------------- -------------------------  ------------------------  -------------------------

Semen                              $    241,355               $     31,074               $      ---
---------------------------------- -------------------------  ------------------------  -------------------------

GILTS                                   844,791                    201,736                      ---
---------------------------------- -------------------------  ------------------------  -------------------------

BOARS AND BARROWS                       346,663                     59,758                      ---
---------------------------------- -------------------------  ------------------------  -------------------------

MARKET SWINE                          1,437,963                     19,895                      ---
---------------------------------- -------------------------  ------------------------  -------------------------
ARTIFICIAL INSEMINATION
        SUPPLIES                        424,116                     14,896                      ---
---------------------------------- -------------------------  ------------------------  -------------------------

GENETIC AND RELATED
                                        196,305                      5,692                      ---
  SERVICES
---------------------------------- -------------------------  ------------------------  -------------------------

TOTAL OPERATING REVENUES           $  3,491,193                 $   333,051             $      ---
---------------------------------- -------------------------  ------------------------  -------------------------
---------------------------------- -------------------------  ------------------------  -------------------------
NET LOSS                           $ (3,209,844)                $  (617,061)              $  (524,129)
---------------------------------- -------------------------  ------------------------  -------------------------
NET LOSS PER SHARE
  - BASIC AND DILUTED              $      (0.01)                $     (0.00)              $     (0.00)
---------------------------------- -------------------------  ------------------------  -------------------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                370,233,232                  342,207,620              316,354,380
---------------------------------- -------------------------  ------------------------  -------------------------

                                                             AS OF DECEMBER 31,

Balance Sheet Data:                     2000                         1999                      1998
---------------------------------- -------------------------  ------------------------ --------------------------
CASH AND CASH
 EQUIVALENTS                        $ 1,446,436                  $   201,160             $       ---
---------------------------------- -------------------------  ------------------------ --------------------------

WORKING CAPITAL (3)                   2,504,688                     (345,632)                   2,278
---------------------------------- -------------------------  ------------------------ --------------------------

TOTAL ASSETS                         10,539,442                    5,329,291                    2,278
---------------------------------- -------------------------  ------------------------ --------------------------

LONG TERM DEBT  (3)                     120,363                       ---                        ---
---------------------------------- -------------------------  ------------------------ --------------------------

STOCKHOLDERS EQUITY                   9,031,530                      572,474                  (85,365)
---------------------------------- -------------------------  ------------------------ --------------------------

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



Operating Revenues:                           For the Year Ended December 31,

                                           2000           1999 (1)       1998 (2)
--------------------------------------- --------------- --------------- ---------

Semen                                   6.9%            9.3%            ---%
--------------------------------------- --------------- --------------- -------

Gilts                                   24.2%           60.6%           ---%
--------------------------------------- --------------- --------------- -------

Boars and Barrows                       9.9%            17.9%           ---%
--------------------------------------- --------------- --------------- -------

Market Swine                            41.2%           6.0%            ---%
--------------------------------------- --------------- --------------- -------

Artificial Insemination
  Supplies                              12.2%           4.5%            ---%
--------------------------------------- --------------- --------------- -------

Genetic and Related Services            5.6%             1.7%            ---%
--------------------------------------- --------------- --------------- -------



--------------------------------------- --------------- --------------- -------

Total Operating Revenues                100.0%          100.0%          ---%
--------------------------------------- --------------- --------------- -------


--------------------------------------- --------------- --------------- -------

Cost of Sales                           83.5%           50.9%           ---%
--------------------------------------- --------------- --------------- -------


--------------------------------------- --------------- --------------- -------

Gross Profit                            16.5%           49.1%           ---%
--------------------------------------- --------------- --------------- -------


--------------------------------------- --------------- --------------- -------

Expenses:
--------------------------------------- --------------- --------------- -------

Research and Development                7.5%            3.0%            ---%
--------------------------------------- --------------- --------------- -------

Marketing and Advertising               5.1%            6.1%            ---%
--------------------------------------- --------------- --------------- -------

General and Administrative              65.4%           159.1%          ---%
--------------------------------------- --------------- --------------- -------

Amortization and
Depreciation                            34.0%           60.9%           ---%
--------------------------------------- --------------- --------------- -------

Total Expenses                          112.0%          229.1%          ---%
--------------------------------------- --------------- --------------- -------

Operating Loss                          (95.5%)         (180.0%)        ---%
--------------------------------------- --------------- --------------- -------


--------------------------------------- --------------- --------------- -------

Other Income (Loss)                     3.5%            (4.9%)          ---%
--------------------------------------- --------------- --------------- -------


--------------------------------------- --------------- ---------------- ------

Loss Before Income Taxes                (92.0%)         (184.9%)         ---%
--------------------------------------- --------------- ---------------- ------


--------------------------------------- --------------- ---------------- ------

Income Taxes                             ---            .3               ---%
--------------------------------------- --------------- ---------------- ------


--------------------------------------- --------------- ---------------- ------

Net Loss                                (92.0%)         (185.2)          ---%
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


                                                       2000           1999


Moving Costs - Office                              $   33,097      $     ---
-------------------------------------------------  --------------- -----------

Professional and Consulting Fees                      595,863        178,743
-------------------------------------------------  --------------- -----------

Printing and Reproduction                             127,689         18,388
-------------------------------------------------  --------------- -----------

Officers Salaries and Bonuses                         424,308         80,000
-------------------------------------------------  --------------- -----------

Other Wages and Benefits                              200,190         65,713
-------------------------------------------------  --------------- -----------

Stock Issued as Compensation to
  Employees and Consultants                           313,010         10,000
-------------------------------------------------  --------------- -----------

Stock Issued - Charitable Contribution                 42,000         40,000
-------------------------------------------------  --------------- -----------

Leases and Rentals                                     94,624         25,550
-------------------------------------------------  --------------- -----------

Telephone                                              75,481         26,877
-------------------------------------------------  --------------- -----------

Travel Costs                                           99,293         20,482
-------------------------------------------------  --------------- -----------

Meetings and Conventions                               98,563           ---
-------------------------------------------------  --------------- -----------

Bad Debts                                              38,000           ---
-------------------------------------------------  --------------- -----------

Other Administrative and Office Costs                 142,303         64,085
-------------------------------------------------  --------------- -----------


-------------------------------------------------  --------------- -----------

Total General and Administrative Costs             $2,284,421      $ 529,838
-------------------------------------------------  --------------- -----------


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

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. The Company implemented the provisions of SAB 101 during the 4th quarter of 2000. The implementation had no impact on the Company's revenue recognition policies.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


TABLE OF CONTENTS
-------------------------------------------------------------------------------


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


/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
February 23, 2001
(Except Note O - Dated March 28,2001)



STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                   2000              1999
-------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                 $  1,446,436         $  201,160
Accounts Receivable                                            529,855            112,649
Note Receivable - Officer                                      150,000                ---
Inventory                                                      575,687            260,000
PREPAID EXPENSES AND DEPOSITS                                  190,259             87,376
-----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                         2,892,237            661,185

PROPERTY AND EQUIPMENT -
  Net of Accumulated Depreciation                            3,762,427          2,408,906

INTANGIBLE ASSETS -
  NET OF ACCUMULATED AMORTIZATION                            3,884,778          2,259,200
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                               $10,539,442        $ 5,329,291
-----------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities             $   362,696        $    56,817
Compensation Payable - Stock Grants                                ---             50,000
Note Payable- Legred Acquisition                                   ---            900,000
Notes and Mortgages Payable - Due Within One Year               24,853                ---
STOCK PAYABLE - LEGRED ACQUISITION                           1,000,000          2,750,000
-----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                    1,387,549          3,756,817

Notes and Mortgages Payable - Due After One Year               120,363                ---
STOCK PAYABLE - LEGRED ACQUISITION                                 ---          1,000,000
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            1,507,912          4,756,817
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par; 900,000,000 Shares
     Authorized; 378,377,256 and 356,722,620
     Shares Issued and Outstanding at
     December 31, 2000 and 1999, Respectively                 378,377             356,723
Convertible Preferred Stock - $.001 Par;
     6,500,000 Shares Authorized; 6,158,754 and
     0 Shares Issued and Outstanding at
     December 31, 2000 and 1999, Respectively                    6,159                ---
Preferred Stock - $.001 Par; 20,000 Authorized;
     20,000 and 0 Shares Issued and Outstanding
     at December 31, 2000 and 1999, Respectively                    20                ---
Additional Paid-in Capital                                  13,023,008          1,381,941
DEFICIT                                                     (4,376,034)        (1,166,190)
------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                   9,031,530            572,474
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 10,539,442        $ 5,329,291
-----------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Additional                   Total
                                                   Common Stock         Preferred Stock        Paid-In                 Stockholders'
                                              Shares(1)   Par Value    Shares  Par Value       Capital        Deficit      Equity

------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                     250,050   $    250       --        $--     $    24,750   $   (25,000)   $      --

Shares Issued to Consultants
   for Services Rendered
   at Par $.001                             135,000,000    135,000       --        --             --            --          135,000

Shares Issued in Connection
  with Acquisition of Embryo
  Transfer Technology at par $.001          180,073,570    180,074       --        --             --            --          180,074

Shares Issued to Employees
  for Compensation for Services at $.01      12,369,000     12,369       --        --          111,321          --          123,690

Net Loss - 1998                                    --         --         --        --             --        (524,129)      (524,129)
                                                                                                                        -----------

BALANCE - DECEMBER 31, 1998                 327,692,620   $327,693       --       $--      $   136,071   $  (549,129)   $   (85,365)

Issuance of Common Stock
   for Cash at $.04 per Share                23,310,000     23,310       --        --          909,090          --          932,400

Issuance of Common Stock in
   Connection with Legred Acquisition
   At $.1126 per Share                        2,220,000      2,220       --        --          247,780          --          250,000

Capital Contributed in Form of Services            --         --         --        --           12,500          --           12,500

Shares Issued to Employees
   - Previously Granted Shares at Par $.001   3,000,000      3,000       --        --           27,000          --           30,000

Shares Issued to Consultants
     for Services Rendered                      100,000        100       --        --            9,900          --           10,000

Shares Issued - Charitable Contribution         400,000        400       --        --           39,600          --           40,000

Net Loss - 1999                                    --         --         --        --             --        (617,061)      (617,061)
------------------------------------------------------------------------------------------------------------------------------------


BALANCE - DECEMBER 31, 1999                 356,722,620   $356,723       --         $--    $ 1,381,941   $(1,166,190)   $   572,474

Issuance of Common Stock in Connection
  with Legred Acquisition:
      At $.1126 per Share                     6,660,000      6,660       --        --          743,340          --          750,000
      At $.6300 per Share                     1,587,302      1,587       --        --          998,413          --        1,000,000
      At $.4000 per Share                     2,457,002      2,457       --        --          997,543          --        1,000,000

Shares Issued to Employees
    - Previously Granted Share at Par $.001   5,000,000      5,000       --        --           45,000          --           50,000

Issuance of Convertible Preferred Stock
     For Cash at $1.00 per Share                   --         --    6,500,000     6,500      6,493,500          --        6,500,000

Issuance of Preferred Stock
     For Cash at $1.00 per Share                   --         --       20,000        20         19,980          --           20,000

Issuance of Common Stock in Connection
     With the Acquisitions of:
      Elite Visions at $.82 per Share         2,303,488      2,303       --        --        1,886,587          --        1,888,890
      Muller A.I. at $.51238 per Share          195,168        195       --        --           99,805          --          100,000
      AutoPacker at $.48356 per Share            10,340         10       --        --            4,990          --            5,000

Shares Issued to Employees for Services
     Rendered at $.39 per Share                  39,000         39       --        --           15,171          --           15.210

Shares Issued to Consultants for Services:
     At $.48 per Share                           60,000         60       --        --           28,740          --           28,800
     At $1.20 per Share                          50,000         50       --        --           59,950          --           60,000
     At $.49 per Share                          100,000        100       --        --           48,900          --           49,000
     At $.42 per Share                          200,000        200       --        --           83,800          --           84,000
     At $.33 per Share                          200,000        200       --        --           65,800          --           66,000
     At $.20 per Share                           50,000         50       --        --            9,950          --           10,000

Shares Issued as a Charitable Contribution      100,000        100       --        --           41,900          --           42,000

Conversion of Class B Preferred Stock
      Into Common Shares                      2,642,336      2,643   (341,246)   (2,302)          --            --

Net Loss - 2000                                    --         --         --        --             --      (3,209,844)    (3,209,844)
------------------------------------------------------------------------------------------------------------------------------------


BALANCE - DECEMBER 31, 2000                 378,377,256   $378,377  6,178,754   $ 6,179    $13,023,008   $(4,376,034)   $ 9,031,530
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


    The accompanying notes are an integral part of this financial statement



STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA




CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------
For the Years Ended December 31,                    2000              1999           1998
---------------------------------------------------------------------------------------------

SALES                                         $   3,491,193    $     333,051    $        --

Cost of Sales                                     2,914,217          169,609             --
---------------------------------------------------------------------------------------------
GROSS PROFIT                                        576,976          163,442             --
---------------------------------------------------------------------------------------------

EXPENSES
Research and Development                            260,850           10,000          180,074
Marketing and Advertising                           177,165           20,242             --
General and Administrative                        2,284,421          529,838          344,055
Amortization and Depreciation                     1,186,634          202,946             --
---------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    3,909,070          763,026          524,129
---------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)          (3,332,094)        (599,584)        (524,129)
---------------------------------------------------------------------------------------------

OTHER INCOME AND (EXPENSES)
Interest                                            122,497            8,656             --
Loss on Investment                                     --            (25,000)            --
---------------------------------------------------------------------------------------------
Total Other Income and (Expenses)                   122,497          (16,344)            --
---------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (3,209,597)        (615,928)        (524,129)

Provision for Income Taxes                              247            1,133             --
---------------------------------------------------------------------------------------------

NET LOSS                                      $  (3,209,844)   $    (617,061)   $    (524,129)
---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     370,233,232      342,207,620      316,354,380
---------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE - BASIC AND DILUTED $           (0.01)   $       (0.00)   $       (0.00)
---------------------------------------------------------------------------------------------






    The accompanying notes are an integral part of this financial statement


STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------
For the Years Ended December 31,                      2000         1999          1998
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $(3,209,844)   $(617,061)   $(524,129)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and Depreciation                        1,186,634      202,046         --
Employee Compensation-Grant of Common Shares              --           --        123,690
Common Shares Issued to Consultants and
  Employees as Compensation for Services               313,010       10,000      135,000
Acquired In-Process Research & Development
  Costs in Exchange for Common Shares                     --           --        180,074
Charitable Contribution of Common Shares                42,000       40,000         --
Loss on Investment                                        --         25,000         --
Capital Contribution - Services Rendered                  --         12,500         --
Changes in Assets and Liabilities:
  Accounts Receivable                                 (417,206)    (110,649)        --
  Inventory                                           (315,687)        --           --
  Prepaid Expenses and Deposits                       (182,883)      (2,376)        --
  Accounts Payable and Other Current Liabilities       284,340       50,174       87,643
-----------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES            (2,299,636)    (390,366)       2,278
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                  (1,753,429)    (138,052)        --
Note Receivable - Advance to Officer                  (150,000)        --           --
Acquisition of Elite Visions                           (22,000)        --           --
Acquisition of Muller A.I                             (131,290)        --           --
Deposit on Investment in Struthers
  Pedigree Herd Corp                                    80,000     (105,000)        --
-----------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES            (1,976,719)    (243,052)        --
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Issuance of Convertible
  Preferred Stock                                    6,500,000         --
Proceeds From Issuance of Preferred Stock               20,000         --           --
Proceeds from Issuance of Common Stock                    --        932,400         --
Repayment of Note Payable - Legred                    (900,000)    (100,000)        --
Repayment of Notes and Mortgages Payable               (98,369)        --           --
-----------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES             5,521,631      832,400         --
-----------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,245,276      198,882        2,278

Cash and Cash Equivalents - Beginning                  201,160        2,278         --
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - ENDING                 $ 1,446,436    $ 201,160    $   2,278
-----------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement


STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
---------------------------------------------------------------------------------------
For the Year Ended December 31,                                 2000              1999
---------------------------------------------------------------------------------------

ACQUISITION OF LEGRED AND LEGRED GENETICS:

Fair Value of Assets Acquired:
 Inventory                                                                        260,000
 Breeding Animals                                                               2,160,000
 Capitalized Land Lease                                                         1,200,000
 Goodwill                                                                         800,000
 Customer List                                                                    304,000
 Real Estate                                                                      200,000
 Property And Equipment                                                            69,000
 Contracts                                                                          5,000
 Accounts Receivable                                                                2,000
------------------------------------------------------------------------------------------
  Total Assets Acquired                                                         5,000,000

Common Stock Payable                                             2,750,000     (3,750,000)
Note Payable                                                       900,000       (900,000)
Common Stock Issued                                             (2,750,000)      (250,000)
-----------------------------------------------------------------------------------------
Cash Paid                                                          900,000        100,000
-----------------------------------------------------------------------------------------

ACQUISITION OF ELITE VISIONS:

Fair Value of Assets Acquired                                    2,154,445
Liabilities Assumed                                               (243,585)
-----------------------------------------------------------------------------------------
  Net Assets Acquired                                            1,910,860

Common Stock Issued                                             (1,888,860)
-----------------------------------------------------------------------------------------
Cash Paid                                                           22,000
-----------------------------------------------------------------------------------------

ACQUISITION OF MULLER A.I.:

Fair Value of Assets Acquired                                      252,857
Liabilities Assumed                                                (21,567)
-----------------------------------------------------------------------------------------
  Net Assets Acquired                                              231,290

Common Stock Issued                                                100,000
-----------------------------------------------------------------------------------------
Cash Paid                                                          131,290
-----------------------------------------------------------------------------------------

OTHER PROPERTY AND EQUIPMENT ACQUIRED
  VIA MORTGAGE                                                      40,000
-----------------------------------------------------------------------------------------

 The accompanying notes are an integral part of this financial statement

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

               The acquisition has been accounted for under the purchase method of accounting. Under purchase accounting, the total purchase price is allocated to the tangible and intangible assets and liabilities of Legred Genetics, Inc., Legred Genetics and Brent Legred ("Legred") based upon


                                                                     -continued-
                                       F-8

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE A - THE COMPANIES - CONTINUED

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

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY


(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

                                                                     -continued-
                                      F-11

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)

CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

              In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. The Company implemented the provisions of SAB 101 during the 4th quarter of 2000. The implementation had no impact on the Company's revenue recognition policies.

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

                                                                     -continued-


STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------------

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
           ------------------------------------------------------------------------------------

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


                                                                     -continued-
                                      F-19

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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


                                                                     -continued-
                                      F-20

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                                                                     -continued-
                                      F-22

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)

CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                     -continued-

STRUTHERS, INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

STRUTHERS INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
CHARLESTON, SOUTH CAROLINA


QUARTERLY SUMMARY
----------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED            March 31             June 30          September 30         December 31
-------------------------------- ------------------- ------------------- ------------------- --------------------
2000
-------------------------------- ------------------- ------------------- ------------------- --------------------

Operating Revenues:
-------------------------------- ------------------- ------------------- ------------------- --------------------

Semen                                $  53,374           $  63,552           $  92,586       $     31,843
-------------------------------- ------------------- ------------------- ------------------- --------------------

Gilts                                  259,360             221,225             127,090             237,116
-------------------------------- ------------------- ------------------- ------------------- --------------------

Boars and Barrows                       95,090             101,830              87,148             62,595
-------------------------------- ------------------- ------------------- ------------------- --------------------

Market Swine                           464,626             431,143             394,370             147,824
-------------------------------- ------------------- ------------------- ------------------- --------------------

Artificial Insemination
   Supplies                              5,822              65,015             156,354             196,925
-------------------------------- ------------------- ------------------- ------------------- --------------------

Genetic and Related Services            17,261               4,761             112,412              61,871
-------------------------------- ------------------- ------------------- ------------------- --------------------


-------------------------------- ------------------- ------------------- ------------------- --------------------

Net Operating Revenues (3)           $ 895,533           $ 887,526           $ 969,960        $   738,174
-------------------------------- ------------------- ------------------- ------------------- --------------------

Cost of Sales (4)                      615,596             563,551             504,079           1,230,991
-------------------------------- ------------------- ------------------- ------------------- --------------------

General and
  Administrative (5)                   253,111             567,293             548,445             915,572
-------------------------------- ------------------- ------------------- ------------------- --------------------

EBDITA (1)                            (289,798)           (303,456)            (138,161)        (1,291,548)

-------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss                              (288,645)           (588,310)          (538,844)         (1,794,045)
-------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss per Share
 - Basic and Diluted (2)                $(0.00)             $(0.00)             $(0.00)      $(0.00)
-------------------------------- ------------------- ------------------- ------------------- --------------------

Range of Closing Stock
  Prices - OTCBB                 $.27 - $1.66        $.44 - $1.09        $.33 - $.56         $.18 - $.60
-------------------------------- ------------------- ------------------- ------------------- --------------------

1999
-------------------------------- ------------------- ------------------- ------------------- --------------------

Operating Revenues:
-------------------------------- ------------------- ------------------- ------------------- --------------------

Semen                                $    ---            $     ---           $     ---          $   31,074
-------------------------------- ------------------- ------------------- ------------------- --------------------

Gilts                                     ---                  ---                 ---          201,736
-------------------------------- ------------------- ------------------- ------------------- --------------------

Boars and Barrows                         ---                  ---                 ---          59,758
-------------------------------- ------------------- ------------------- ------------------- --------------------

Market Swine                              ---                  ---                 ---          19,895
-------------------------------- ------------------- ------------------- ------------------- --------------------
Artificial Insemination
   Supplies                               ---                  ---                 ---          14,896
-------------------------------- ------------------- ------------------- ------------------- --------------------

Genetic and Related Services              ---                  ---                 ---          5,692
-------------------------------- ------------------- ------------------- ------------------- --------------------

Net Operating Revenues               $     ---           $     ---           $     ---          $  333,051
-------------------------------- ------------------- ------------------- ------------------- --------------------

Cost of Sales                              ---                 ---                 ---          169,609
-------------------------------- ------------------- ------------------- ------------------- --------------------

General and Administrative              50,000              10,794             259,087          209,957
------------------------------- ------------------- ------------------- ------------------- --------------------

EBDITA (1)                             (50,000)            (10,794)           (269,004)         (83,194)
-------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss                               (50,000)            (10,794)           (269,004)         (287,263)
-------------------------------- ------------------- ------------------- ------------------- --------------------

Net Loss per Share
  - Basic and Diluted (2)               $(0.00)             $(0.00)             $(0.00)         $(0.01)
-------------------------------- ------------------- ------------------- ------------------- --------------------

Range of Closing Stock
  Prices - OTCBB                    $.01 - $.03         $.01 - $.60         $.33 - $.56         .18 - $.60

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

           Dr. Alan Carlson was appointed as a Director effective January 1,
2001.

ITEM 11.  EXECUTIVE COMPENSATION

                                                                 RESTRICTED
NAME AND                        FISCAL           SALARY            STOCK
PRINCIPAL POSITION              YEAR           & BONUSES           AWARDS(8)
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