Form 10-Q
period 2001-06-30
STRUTHERS INC/SC
filed 2001-08-20
CIK 1105518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2001


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-30331

                                 STRUTHERS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                     57-1075246
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

As of June 30, 2001, there were 405,327,106 shares of common stock outstanding. As of August 14, 2001 there were 630,999,901 shares of common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




TABLE OF CONTENTS
-----------------------------------------------------------------------------



Independent Accountants' Report                                     F-1

Consolidated Balance Sheets at June 30, 2001 (Unaudited)
    and December 31, 2000                                           F-2

Consolidated Statements of Changes in Stockholders' Equity
    for the Six Months Ended June 30, 2000 (Unaudited),
    December 31, 2000 and the Six Months Ended June 30,
    2001 (Unaudited)                                                F-3

Consolidated Statements of Operations for the Three months
    Ended June 30, 2001 and 2000 (Unaudited) and for the Six
    Months June 30, 2001 and 2000 (Unaudited)                       F-4

Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2001 and 2000 (Unaudited)                        F-5

Notes to the Consolidated Financial Statements (Unaudited)          F-6 to F-7

                           INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
  and Stockholders
Struthers, Inc. and Subsidiaries
(A Nevada Corporation)
WAUKON, IOWA


           We have reviewed the accompanying consolidated balance sheets of Struthers, Inc. and Subsidiaries as of June 30, 2001, the related consolidated statements of changes in stockholders equity, consolidated statements of operations for the three months and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

           A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

           We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Struthers, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for years then ended, and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements.




/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  August 14, 2001


STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




CONSOLIDATED BALANCE SHEETS AT June 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
                                                                     June 30,          December 31,
                                                                       2001               2000
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                                            $118,966         $1,446,436
Accounts Receivable                                                   829,231            529,855
Note Receivable - Officer                                             150,000            150,000
Inventory                                                             548,011            575,687
Prepaid Expenses and Deposits                                         226,998            190,259
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 1,873,206         2,892,237

PROPERTY AND EQUIPMENT - Net of Accumulated Depreciation             3,806,278         3,762,427

INTANGIBLE ASSETS - Net of Accumulated Amortization                  3,690,197         3,884,778
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $9,369,681       $10,539,442
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities                       $507,681         $  362,696
Notes and Mortgages Payable - Due Within One Year                     215,455             24,853
Stock Payable - Due Within One Year                                  1,000,000         1,000,000
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            1,723,136         1,387,549

Notes and Mortgages Payable - Due After One Year                      480,223            120,363
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    2,203,359         1,507,912
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par; 900,000,000 Shares Authorized;
               405,327,106 Shares Issued and Outstanding
                as of June 30, 2001 and December 31, 2000,
                Respectively                                          405,327            378,377
Convertible Preferred Stock- $.001 Par; 6,500,000 Shares Authorized;
               3,439,175 and 6,158,754 Shares Issued and Outstanding
               as of June 30, 2001 and December 31, 2000, Respectivel   3,439              6,159
Preferred Stock - $.001 Par; 6,520,000 Shares Authorized,
                  6,500,000 Shares Issued and Outstanding                  20                 20
Additional Paid-in Capital                                         12,998,778         13,023,008
Deficit                                                            (6,241,242)        (4,376,034)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          7,166,322          9,031,530
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $9,369,681        $10,539,442
------------------------------------------------------------------------------------------------------------------





    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report


STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA



     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                                                             Convertible
                                                      Common Stock        Preferred Stock  Additional               Total
                                              -------------------------- ------------------
                                                                                           Paid-In               Stockholders'
                                               Shares     Par Value   Shares  Par Value     Capital     Deficit      Equity
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                   356,722,620   $356,723        --    $ --    $1,381,941  $(1,166,190)  $   572,474

Issuance of Common Stock in Connection
 with Legred Acquisition at $.1126 per Share    6,660,000      6,660        --      --       743,340         --         750,000

Issuance of Common Stock in Connection
 With Legred Acquisition at $.6300 per Share    1,587,302      1,587        --      --       998,413         --       1,000,000

Shares Issued to Employees
 - Previously Granted Shares                    5,000,000      5,000        --      --        45,000         --          50,000

Issuance of Preferred Stock
  for Cash at $1.00 Per Share                        --         --     6,500,000   6,500   6,493,500         --       6,500,000

Net Loss for the Six months Ended (Unaudited)        --         --          --      --          --       (288,645)     (288,645)
------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                       369,969,922   $369,970   6,500,000  $6,500  $9,662,194  $(1,454,835)  $ 8,583,829
------------------------------------------------------------------------------------------------------------------------------

Issuance of Preferred Stock
  for Cash at $1.00 Per Share                        --         --        20,000      20      19,980                     20,000

Issuance of Common Stock in
   Connection with the Acquisitions of:
   Elite Visions at $.82 Per Share              2,303,488      2,303        --      --     1,886,587                  1,888,890
   Legred at $.40 Per Share                     2,457,002      2,457        --      --       997,543                  1,000,000
   Muller A.I. at $.51238 Per Share               195,168        195        --      --        99,805                    100,000
   AutoPacker at $.48356 Per Share                 10,340         10        --      --         4,990                      5,000

Shares Issued to Employees for Services
  Rendered                                         39,000         39                          15,171                     15,210

Shares Issued to Consultants for Services
  Rendered at $.48 Per Share                       60,000         60        --      --        28,740                     28,800

Shares Issued to Consultants for Services
  Rendered at $1.20 Per Share                      50,000         50        --      --        59,950         --          60,000

at $.49 Per Share                                 100,000        100        --      --        48,900         --          49,000

at $.42 Per Share                                 200,000        200        --      --        83,800         --          84,000

at $.33 Per Share                                 200,000        200        --      --        65,800         --          66,000

at $.20 Per Share                                  50,000         50        --      --         9,950         --          10,000

Shares Issued as a Charitable Contribution        100,000        100        --      --        41,900         --          42,000

Conversion of Class B Preferred Stock
  Into Common Stock                             2,642,336      2,643    (341,246)   (341)     (2,302)        --

Net Loss - July 1 - December 31, 2000                                                                  (2,921,199)   (2,921,199)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                   378,377,256    378,377   6,178,754   6,179  13,023,008   (4,376,034)    9,031,530
------------------------------------------------------------------------------------------------------------------------------

Conversion of Class B Preferred Stock
Into Common Shares                             26,949,850     26,950  (2,719,579) (2,720)    (24,230)        --            --

Net Loss for the Six months Ended                      --         --         --       --          --   (1,865,208)   (1,865,208)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001                       405,327,106   $405,327   3,459,175  $3,459  $12,998,778 $(6,241,242)  $ 7,166,322
-------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three months                        Six Months
                                                                     Ended June 30,                      Ended June 30,
                                                        ---------------------------------------------------------------------

                                                                 2001               2000            2001              2000
-----------------------------------------------------------------------------------------------------------------------------

REVENUES                                                     $ 1,019,135          $ 887,526     $ 1,976,274       $ 1,783,059

Cost of Sales                                                    929,702            563,551       1,786,011         1,179,147
-----------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                      89,433           323,975         190,263           603,912
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Research and Development                                          63,543            73,474         143,989            82,106
Marketing and Advertising                                         12,491            23,006          33,499            50,351
General and Administrative                                       494,924           547,293       1,167,189           800,404
Amortization and Depreciation                                    381,884           248,854         718,457           494,408
-----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                   952,842           892,627       2,063,134         1,427,269
-----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)                         (863,409)         (568,652)     (1,872,871)         (823,357)

OTHER INCOME AND (EXPENSES)
Interest Income                                                       --            36,342           7,663            38,403
-----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (863,409)         (532,310)     (1,865,208)         (784,954)

Provision for Income Taxes                                            --                --               --                --
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                      $ (863,409)        $(532,310)    $(1,865,208)      $  (784,954)
-----------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                              398,409,979       346,677,550     387,827,266       346,677,550
-----------------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE- BASIC AND DILUTED                       $  (0.001)        $  (0.001)      $  (0.001)        $  (0.001)
-----------------------------------------------------------------------------------------------------------------------------





                 The accompanying notes are an integral part of
                           this financial statement.


                          See Accountants Review Report


STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------

For the Six months Ended June 30,                                   2001          2000
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                        $(1,865,208)   $(784,954)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and Depreciation                                       718,457      484,469

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                (299,376)    (193,066)
Other Receivables                                                      --        (34,122)
Inventory                                                            27,676     (350,066)
Prepaid Expenses and Deposits                                       (36,739)     (31,726)
Accounts Payable and Other Current Liabilities                      144,985       41,261
Other                                                                  --            405
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                         (1,310,205)    (867,799)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                                 (251,274)  (1,093,903)
Investments                                                          --          (10,000)
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                           (251,274)  (1,103,903)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                                 --      6,500,000
Proceeds from Debt                                                  240,932       --
Repayment of Mortgage and Note Payable                               (6,923)    (900,213)
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                            234,009    5,599,787
-------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents             (1,327,470)   3,628,085

Cash and Cash Equivalents - Beginning of Period                   1,446,436      201,160
-------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End Of Period                       $   118,966   $3,829,245
-------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA



STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------------------


For the Six Months Ended June 30,                                           2001
-------------------------------------------------------------------------------------

Acquisition of Building via Debt                                        $   300,000

=====================================================================================



For the Six Months Ended June 30,                                           2000
-------------------------------------------------------------------------------------


Issuance of Stock in Connection with Acquisition of Legred Subsidiary   $ 1,000,000
-------------------------------------------------------------------------------------


Issuance of Stock to Employees - Previously Granted Shares                   50,000
-------------------------------------------------------------------------------------


Acquisition of Subsidiaries - Elite Visions, Inc.
    Assets Purchased                                                      1,910,860
    Liabilities Assumed                                                     243,585
-------------------------------------------------------------------------------------
                                                                          2,154,445
    Less: Liabilities Assumed                                              (243,585)
    Less: Purchase Price Financed via Future Stock Issuance              (1,888,860)
-------------------------------------------------------------------------------------

Cash Paid                                                                    22,000
-------------------------------------------------------------------------------------


Acquisition of Subsidiaries - Muller A.I., Inc.
    Assets Purchased                                                        231,290
    Liabilities Assumed                                                      21,567
-------------------------------------------------------------------------------------
                                                                            252,857
    Less: Liabilities Assumed                                               (21,567)
    Less: Purchase Price Financed via Future Stock Issuance                (100,000)
-------------------------------------------------------------------------------------

Cash Paid                                                                   131,290
-------------------------------------------------------------------------------------

Acquisition of Property and Equipment via Mortgage                           40,000

-------------------------------------------------------------------------------------




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

NOTE C -   Other Matters
           Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note D -   Prior Period Adjustment
           The accompanying financial statements for the six months ended June 30, 2001 have been restated to correct an overstatement of revenue, cost of sales, and expenses reported in the three months ended March 31, 2001. The effect of the restatement was to reduce previously reported net income by $27,135. This restatement had no effect on retained earnings at December 31, 2000 or June 30, 2001.

Note E -   Loan Payable
           During the three months ended June 30, 2001 the company borrowed $190,000 under a promissory note. The note bears interest at 10% per annum and is due in full at the earlier of August 1, 2001 or the date which the company receives the sum in excess of $400,000 under its equity financing agreement with Alpha Venture Capital, Inc. The loan is secured by a leasehold mortgage on property leased by the company in Fairbault County, Minnesota.

Note F -   Capital Acquisition
           During the quarter ended June 30, 2001, the company acquired a building in Waukon, Iowa for $300,000 via the assumption of an outstanding mortgage on the property. F-6

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(UNAUDITED)
--------------------------------------------------------------------------------
Note G -   Stock Payable
           The final installment due in stock under the purchase agreement with Legred Genetics, Inc. and Brent Legred was due May 2, 2001. The installment amount of $1,000,000 was payable in the number of shares equivalents at the fair market value of the common stock on the due date. The final installment was to be reduced by the percentage which net income from semen sales per 100 Boars for the previous 18 months was less than $600,000. The Amount is currently being disputed by the company with the creditor.

Note H -   Name Change
           Effective May 24, 2001, the company changed the names of its subsidiaries as follows Struthers Genetics, Inc. formerly known as
           (FKA) Legred Struthers Genetics, Inc.; Struthers Biotechnologies, Inc FKA Elite Visions, Inc; Struthers A.I., Inc. FKA Muller A.I., Inc.

Note I - On July 16, 2001 the Company requested a drawdown of $250,000 under its Equity Financing Agreement with Alpha Venture Capital, Inc. by selling to Alpha Venture Capital, Inc. 6,929,047 common shares. Also, on August 14, 2001, the Company requested an additional $250,000 by selling 6,764,070 shares of common stock to Alpha Venture Capital, Inc. the Company receives the proceeds less a 4% placement fee.

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

Overview

         Struthers business is the sale and marketing of products and services designed to increase reproductive efficiency, animal production and quality in the swine industry utilizing the technology and products it has developed and acquired. Principal sources of revenue are through the sale of gilts (young females that have not given birth to pigs), mature boars, barrows (castrated male hogs), semen, artificial insemination supplies, and genetic and related services including embryo transfer services, embryo transfer equipment and training. Struthers has developed a semen delivery system for use in artificial insemination including the use of the Gourley Scope(TM). Struthers is perfecting the surgical Embryo Transfer System and is currently improving the procedure to include the non-surgical implantation of embryos. Embryo transfer is the ability to remove an embryo from a genetically superior animal and introduce it into a surrogate host (mature recipient female). This has been done successfully, commercially in other large farm animals but has never been successfully commercialized in swine due to the intricate nature of the swine reproductive system. Struthers has included this technology into its overall marketing plans for the year 2001.

         Struthers new state of the art stud boar facility, located in Bricelyn, Minnesota, houses approximately 200 boars that produce semen for sale. It can house an additional 200 boars. Each boar produces 1,200 doses of semen per year with a retail price per dose of $7.00. At capacity, the facility can produce 480,000 doses of semen per year. Semen sales for the second quarter of 2001 were $87,167 as compared with $63,552 for the second quarter of 2000.

         Gilt sales (prepubescent breeding sows) are supplied through the Struthers gilt multiplier system. Struthers generates an average of 550 gilt sales per month with an average sales price of $225 per gilt. The Company currently has contracts with several gilt multiplier farms for the production of our superior genetic lines of gilts and barrows. Gilt sales for the second quarter of 2001 were $377,735 as compared with $221,225 for the second quarter of 2000.

         Boar and barrow (prepubescent boars) sales are also made through the multiplier system or from the core genetic herd. Boar and barrow sales for the second quarter 2001 were $61,763 as compared with $101,830 for the second quarter of 2000.

           Sales of artificial insemination supplies were $152,473 for the second quarter of 2001 as compared with $65,015 for the second quarter of 2000. The increase in sales of artificial insemination supplies was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

           Sales of genetic and related services were $73,541 for the second quarter of 2001 as compared with $4,761 for the second quarter of 2000. The increase in sales was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

           Struthers acquired the rights to the Gourley Scope, an instrument used for non-surgical semen delivery in animal husbandry including swine, through the acquisition of Elite Visions during the year 2000. Struthers anticipates increases in revenues from the lease of Gourley Scopes and updates, and sales of sheaths and semen during the balance of 2001.

The following are selected supplementary data and analysis of the results of operations for the three and six months ended June 30, 2001 and 2000:






                                                                   Three Months                            Six months
                                                                       Ended                                 Ended
                                                                     June 30,                               June 30,
                                                              2001              2000                  2001              2000
                                                              ----              ----                  ----              ----
Operating Revenues:

Semen                                                    $  87,167          $ 63,552             $ 149,919         $ 116,926
Gilts                                                      377,735           221,225               622,413           480,585
Boars and Barrows                                           61,763           101,830               132,423           196,920
Market Swine                                               266,456           431,143               607,087           895,769
Artificial Insemination Supplies                           152,473            65,015               316,011            70,837
Genetic and Related Services                                73,541             4,761               148,421            22,022
-------------------------------------------------------------------------------------   -------------------------------------

Net Operating Revenues                                 $ 1,019,135          $887,526           $ 1,976,274        $1,783,059
-------------------------------------------------------------------------------------   -------------------------------------
Cost of Sales                                              929,702           563,551             1,786,011         1,179,147
-------------------------------------------------------------------------------------   -------------------------------------
General and Administrative                                 494,924           547,293             1,167,189           800,404
-------------------------------------------------------------------------------------   -------------------------------------

EBDITA (1)                                               (481,525)         (319,798)           (1,154,414)         (328,949)
-------------------------------------------------------------------------------------   -------------------------------------
Net Loss                                                 (863,409)         (532,310)           (1,865,208)         (784,954)
-------------------------------------------------------------------------------------   -------------------------------------
Net Loss per Share -                                       $(0.00)           $(0.00)               $(0.00)           $(0.00)
-------------------------------------------------------------------------------------   -------------------------------------
   Basic and Diluted
-------------------------------------------------------------------------------------   -------------------------------------
Weighted Average Common                                398,409,979       363,382,620           387,827,266       366,676,270

   Shares Outstanding
                                     ------------------------------------------------   -------------------------------------


   (1) - Earnings (Loss) before depreciation, interest, taxes and amortization expenses.


Results of Operations

             Three and Six Months Ended June 30, 2001 and 2000.

         The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in Struthers consolidated statements of operations.




                                                       Three Months                      Six Months
                                                         Ended                            Ended
                                                       June 30,                         June 30,
                                         --------------------------------------------------------------
                                                    2001           2000          2001          2000
                                                    ----           ----          ----          ----
Operating Revenues:

Semen                                               8.6%           7.2%           7.6%           6.6%
Gilts                                              37.0%          24.9%          31.5%          27.0%
Boars and Barrows                                   6.1%          11.5%           6.7%          11.0%
Market Swine                                       26.1%          48.6%          30.7%          50.2%
Artificial Insemination Supplies                   15.0%           7.3%          16.0%           4.0%
Genetic and Related Services                        7.2%           0.5%           7.5%           1.2%
------------------------------------------------------------------------ ------------------------------

Total Operating Revenues                          100.0%         100.0%         100.0%         100.0%

Cost of Sales                                      91.2%          63.5%          90.4%          66.1%

Gross Profit                                        8.8%          36.5%           9.6%          33.9%
------------------------------------------------------------------------ ------------------------------

Expenses:
Research and Development                            6.2%           8.3%           7.3%           4.6%
Marketing and Advertising                           1.2%           2.6%           1.7%           2.8%
General and Administrative                         48.6%          61.7%          59.1%          44.9%
Amortization and Depreciation                      37.5%          28.0%          36.3%          27.8%
------------------------------------------------------------------------ ------------------------------

Total Expenses                                     93.5%         100.6%         104.4%          80.1%
------------------------------------------------------------------------ ------------------------------

Operating Loss                                    (84.7%)        (64.1%)        (94.8%)        (46.2%)

Other Income                                       ---%              4.1%           0.4%           2.2%
------------------------------------------------------------------------ ------------------------------

Loss Before Income Taxes                          (84.7%)        (60.0%)        (94.4%)        (44.0%)

Provision for Taxes                                ---%           ---%           ---%           ---%
------------------------------------------------------------------------ ------------------------------

Net Loss                                          (84.7%)        (60.0%)        (94.4%)        (44.0%)
------------------------------------------------------------------------ ------------------------------

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000


REVENUES

         Revenues for the six months ended June 30, 2001 were $1,976,274 as compared with $1,783,059 for the six months ended June 30, 2000. Revenues by product line are displayed on the preceding two pages.


COST OF SALES

         The cost of sales for the six months ended June 30, 2001 was $1,786,011 and represented 90.4% of total revenues as compared with $1,179,147 representing 66.1% of total revenues for the six months ended June 30, 2000. The increase in cost of sales as a percentage of total revenues increased as a result of the increased costs to operate the new state-of-the-art stud boar facility. The new stud boar facility began to generate revenues late in the first quarter of 2001. The primary components of cost of sales are the costs to purchase and raise live animals, including feed, veterinary costs, wages, and artificial insemination supplies.


RESEARCH AND DEVELOPMENT COSTS

         Struthers incurred $143,989 in research and development costs, representing 7.3% of total revenues for the six months ended June 30, 2001 as compared with $82,106 representing 4.6% of total revenues for the six months ended June 30, 2000.


MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the six months ended June 30, 2001 were $33,499 and represented 1.7% of total revenues as compared with $50,351 representing 2.8% of total revenues for the six months ended June 30, 2000.


GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs increased by $366,785 from $800,404 for the six months ended June 30, 2000 to $1,167,189 for the six months ended June 30, 2001. The increase in general and administrative costs was attributable primarily to the Struthers efforts in raising capital, restructuring its business activities, acquisition completions, registration of trademarks and patents, other legal and accounting fees, employment related costs, and building its infrastructure to support anticipated growth during 2001. The primary components of general and administrative costs for the six months ended June 30, 2001, and 2000 are as follows:

                                                            Six Months
                                                           Ended June 30,
                                                       2001           2000
   -------------------------------------------- --------------- ---------------
   Professional and Consulting Fees                  $ 319,147        $139,215
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Salaries and Benefits                               314,383         361,583
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Leases and Rentals                                  107,398          33,729
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Telephone                                            40,960          37,741
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Travel Costs                                        102,795          33,729
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Insurance                                            89,808          16,785
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Other Administrative and   Office Costs             192,698         177,622
   -------------------------------------------- --------------- ---------------
   -------------------------------------------- --------------- ---------------
   Total General and Administrative Costs          $ 1,167,189        $800,404
   -------------------------------------------- --------------- ---------------



AMORTIZATION AND DEPRECIATION

           Amortization and depreciation was $718,457 and $494,408 for the six months ended June 30, 2001 and 2000, respectively. The increase was attributed primarily to the inclusion of Elite Visions, Inc. and Muller A. I., Inc. in the second quarter of 2000.


OTHER INCOME

           Other income for the six months ended June 30, 2001 was $7,663 as compared with $38,403 for the six months ended June 30, 2000 and represented interest income on invested cash.


PROVISION FOR TAXES

            Struthers has not had any taxable income since its inception and therefore has not incurred any income taxes. Struthers has not recognized any deferred tax benefits in connection with net operating loss carryforwards and will not until such time as it is more likely than not that the related tax benefits will be realized.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000


REVENUES

         Revenues for the three months ended June 30, 2001 were $1,019,135 as compared with $887,526 for the three months ended June 30, 2000. Revenues by product line have been presented on page 13 and page 14.


COST OF SALES

         The cost of sales for the three months ended June 30, 2001 was $929,702 and represented 91.2% of total revenues as compared with $563,551 representing 63.5% of total revenues for the three months ended June 30, 2000. The increase in cost of sales as a percentage of total revenues increased as a result of the increased costs to operate the new state-of-the-art stud boar facility. The new stud boar facility began to generate revenues late in the first quarter of 2001. The primary components of cost of sales are the costs to purchase and raise live animals, and the farm operations including feed, veterinary costs, wages, and artificial insemination supplies.


RESEARCH AND DEVELOPMENT COSTS

         Struthers incurred $63,543 in research and development costs, representing 6.2% of total revenues for the three months ended June 30, 2001 as compared with $73,474 representing 8.3% of total revenues for the three months ended June 30, 2000.


MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the three months ended June 30, 2001 were $12,491 and represented 1.2% of total revenues as compared with $23,006 representing 2.6% of total revenues for the three months ended June 30, 2000.


GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs decreased by $52,369 from $547,293 for the three months ended June 30, 2000 to $494,924 for the three months ended June 30, 2001. The decrease in general and administrative costs was attributable primarily to the Struthers efforts in raising capital, restructuring its business activities, acquisition completions, registration of trademarks and patents, other legal and accounting fees, employment related costs, and building its infrastructure to support anticipated growth during 2001. The primary components of general and administrative costs for the three months ended June 30, 2001, and 2000 are as follows:



                                                        Three Months
                                                      Ended June 30,
                                                   2001               2000
   ------------------------------------------ ------------- -----------------
   Professional and Consulting Fees               $149,550          $113,988
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Salaries and Benefits                           112,260           271,126
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Leases and Rentals                               30,438            14,783
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Telephone                                        14,021            23,541
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Travel Costs                                     43,749            19,766
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Insurance                                        25,861             3,099
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Other Administrative and   Office Costs         119,045           100,990
   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------

   ------------------------------------------ ------------- -----------------
   ------------------------------------------ ------------- -----------------
   Total General and Administrative Costs         $494,924          $547,293
   ------------------------------------------ ------------- -----------------



AMORTIZATION AND DEPRECIATION

           Amortization and depreciation was $381,884 and $248,854 for the three months ended June 30, 2001 and 2000, respectively. The increase was attributed primarily to the inclusion of Elite Visions, Inc. and Muller A. I., Inc. in the second quarter of 2000.


OTHER INCOME

           Other income for the three months ended June 30, 2001 was $0 as compared with $36,342 for the three months ended June 30, 2000 and represented interest income on invested cash.


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

LIQUIDITY AND CAPITAL RESOURCES

         Struthers has financed its operations and met its capital requirements including the acquisition of Legred, Elite Visions and Muller A. I., through the sales of equity securities. Cash flows from operations was a negative $1,310,205 for the six months of operations ended June 30, 2001 as compared with a negative $867,799 cash flows from operations for the six months ended June 30, 2000. The increase in the negative cash flows during the second quarter of 2001 was due primarily to increases in accounts receivable and prepaid expenses of approximately $299,376 and $36,739, respectively and reductions in accounts payable of approximately $144,985.

         Cash used in investing activities for acquisitions of property and equipment was $251,274 and $1,103,903 for the six months ended June 30, 2001 and 200, respectively.

         The net cash provided by financing activities of $234,009 for the six months ended June 30, 2001 was from the proceeds of debt. Cash provided by financing activities for the six months ended June 30, 2000 was $5,599,787 and represented approximately $6,500,000 in proceeds from the issuance of preferred stock less a $900,213 cash payment on a note to Brent Legred in connection with the Legred acquisition.

        As of June 30, 2001, Struthers had net working capital of $1,150,070. Struthers primary source of liquidity at June 30, 2001 was $118,966 in cash and cash equivalents, $829,231 in trade accounts receivable and $548,011 in inventories.

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

         In order to provide a possible source of funding for Struthers current activities and for the continued development of its current and planned products, and markets for its products, on March 23, 2001, Struthers entered into a Common Stock Purchase Agreement and Registration Rights Agreement, commonly referred to as an equity line of credit agreement, with Alpha Venture Capital, Inc.

         Struthers does not have any material commitments for capital expenditures during the next 12 months other than those disclosed herein. Struthers intends to use its existing cash and cash equivalent balances as of June 30, 2001 to fund its operations and research and development activities. In addition, Struthers may avail itself of the proceeds from the sale of its common stock under the equity line of credit agreement with Alpha Venture Capital, Inc. for up to $10,000,000. Management believes that this will satisfy Struthers operating working capital needs and capital expenditure requirements for at least the next 12 months. Struthers may consider various alternatives for obtaining additional equity or debt financing should the need occur. Any material acquisitions of complementary businesses, products, services or technologies could require Struthers to obtain such financing. There can be no guarantee that such financing will be available on acceptable terms, if at all.

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

4.1 **REGISTRATION RIGHTS AGREEMENT BETWEEN STRUTHERS, INC. AND ALPHA VENTURE CAPITAL, INC. DATED MARCH , 2001

4.2 **Warrant Agreement ("A" Warrants) between Struthers, Inc. and Alpha Venture Capital, Inc. dated March , 2001

4.3 **Warrant Agreement ("B" Warrants) between Struthers, Inc. and Alpha Venture Capital, Inc. dated March , 2001

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

21.1 *Articles of Incorporation of Legred Struthers Genetics, Inc., a subsidiary of Registrant.

21.2 *Amended Articles of Incorporation of Legred Struthers Genetics, Inc.

21.3 *Articles of Incorporation of Elite Visions, Inc.

21.4 *Articles of Incorporation of Muller A. I., Inc.

21.5 Amended Articles of Incorporation of Legred Struthers, Inc.

21.6 Amended Articles of Incorporation of Elite Visions, Inc.

21.7 Amended Articles of Incorporation of Muller A.I., Inc.

21.5 ***Amended Articles of Incorporation of Legred Struthers Genetics, Inc.

21.6 ***Amended Articles of Incorporation of Elite Visions, Inc.

21.7 ***Amended Articles of Incorporation of Muller A.I., Inc.

23.1 **Consent of Richard S. Lane, Esq.

23.2 **Consent of Rotenberg & Company, LLP



* Incorporated by reference to the same exhibit filed with Struthers registration statement on Form 10 as filed on October 25, 2000

** Incorporated by reference to the same exhibit filed with Struthers registration statement on Form S-1 as filed on June 11, 2001

*** Filed herewith.


(b) Reports on Form 8-K

                     On April 12, 2001, Struthers filed a report on Form S-1, which reported under Item 5 the following actions:

Following a meeting of the Board of Directors held on March 30, 2001 Douglas W. Beatty thereupon ceased acting as a member of the Board of Directors and Rhett Seabrook thereupon ceased acting both as a member of the Board of Directors and as Vice President.

                     On March 26, 2001, Struthers filed a report on Form 8-K, which reported under Item 5 the following actions:

     o The Board of Directors approved the appointment of Dr. Allan Carlson, Dr. Dennis D. Gourley and Richard S. Lane, Esq. as Directors of the Company to fill three vacancies effective January 1, 2001.

     o At a meeting on March 19, 2001, the following persons were appointed as officers:

                  Mariano Raigo                     -  President
                  Dr. Dennis D. Gourley             -  Secreatary/Treasurer
                  Richard S. Lane, Esq.             -  Chairman of the Board
                  Rhett Seabrook                    -  Vice President

     o Accordingly, effective as of March 19, 2001 Douglas W. Beatty ceased acting as CEO/President and Chairman of the Board and Rhett Seabrook, who was appointed Vice President, ceased acting as Secretary/COO.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2001                                      STRUTHERS, INC.


BY   /S/ RICHARD S. LANE
     Richard S. Lane, Chairman of the Board


BY  /S/ MARIANO M. RAIGO
    Mariano M. Raigo, President