Form 10-Q
period 2001-09-30
STRUTHERS INC/SC
filed 2001-11-15
CIK 1105518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2001


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          X Yes        _ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 30, 2001, there were 433,678,669 shares of common stock outstanding. As of November 13, 2001 there were 630,367,392 shares of common stock outstanding. In addition, there are 190,105,338 shares held in trust for Alpha Venture Capital. Pursuant to the Equity Finance Agreement.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report                                             F-1

Consolidated Balance Sheets at September 30, 2001 (Unaudited)
    and December 31, 2000                                                   F-2

Consolidated Statements of Changes in Stockholders' Equity
    for the Three and Nine Months Ended September 30, 2001
    and 2000 (Unaudited)                                                    F-3

Consolidated Statements of Operations for the Three months
    Ended September 30, 2001 and 2000 (Unaudited) and for the
    Nine Months September 30, 2001 and 2000 (Unaudited)                     F-4

Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2001 and 2000 (Unaudited)                           F-5

Notes to the Consolidated Financial Statements (Unaudited)           F-6 to F-7

                           INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
  and Stockholders
Struthers, Inc. and Subsidiaries
(A Nevada Corporation)
WAUKON, IOWA


           We have reviewed the accompanying consolidated balance sheets of Struthers, Inc. and Subsidiaries as of September 30, 2001, the related consolidated statements of changes in stockholders equity, consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

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




/s/ Rotenberg & Company, LLP
----------------------------
Rotenberg & Company, LLP
Rochester, New York
  November 12, 2001




STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




CONSOLIDATED BALANCE SHEETS AT September 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
                                                                           September 30,    December 31,
                                                                              2001              2000
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                                                  $     30,611    $  1,446,436
Accounts Receivable                                                             337,790         529,855
Inventory                                                                       544,355         575,687
Prepaid Expenses and Deposits                                                   234,120         190,259
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          1,146,876       2,742,237

PROPERTY AND EQUIPMENT - Net of Accumulated Depreciation                      2,680,281       3,762,427

INTANGIBLE ASSETS - Net of Accumulated Amortization                           2,362,913       3,884,778
Note Receivable - Officer                                                       150,000         150,000
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                               $  6,340,070    $ 10,539,442
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities                             $    210,418    $    362,696
Notes and Mortgages Payable - Due Within One Year                                47,939          24,853
Stock Payable - Due Within One Year                                                --         1,000,000
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                       258,357       1,387,549

Notes and Mortgages Payable - Due After One Year                                639,150         120,363
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                               897,507       1,507,912
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock - $.001 Par; 900,000,000 Shares Authorized;
               433,678,669 and 378,377,256 Shares Issued and Outstanding        433,679         378,377
Convertible Preferred Stock- $.001 Par; 6,500,000 Shares Authorized;
               3,420,010 and 6,158,754 Shares Issued and Outstanding              3,420           6,159
Preferred Stock - $.001 Par; 20,000 Shares Authorized;
               20,000 Shares Issued and Outstanding                                  20              20
Additional Paid-in Capital                                                   13,690,409      13,023,008
Deficit                                                                      (8,684,965)     (4,376,034)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    5,442,563       9,031,530
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  6,340,070    $ 10,539,442
-------------------------------------------------------------------------------------------------------






    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) for the
Three and Nine Months Ended September 30, 2000 and 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Convertible
                                                    Common Stock     Preferred Stock        Additional                   Total
                                                ------------------  ------------------
                                                                                             Paid-In                 Stockholders'
                                                Shares   Par Value   Shares   Par Value      Capital      Deficit        Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                  356,722,620   $ 356,723      --      $ --     $1,381,941   $(1,166,190)   $ 572,474

Issuance of Common Stock in Connection
 with Legred Acquisition at $.1126 per Share   6,660,000       6,660      --        --        743,340           --       750,000

Issuance of Common Stock in Connection
 With Legred Acquisition at $.6300 per Share   1,587,302       1,587      --        --        998,413           --     1,000,000

Shares Issued to Employees
 - Previously Granted Shares                   5,000,000       5,000      --        --         45,000           --        50,000

Issuance of Preferred Stock
  for Cash at $1.00 Per Share                      --           --    6,500,000   6,500     6,493,500           --     6,500,000

Issuance of Preferred Stock
  For Cash at $1.00 Per Share                      --           --       20,000      20        19,980           --        20,000

Net Loss for the Six months Ended (Unaudited)      --           --       --         --            --       (876,955)    (876,955)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                      369,969,922   $ 369,970  6,520,000  $6,520   $ 9,682,174   $(2,043,145)  $8,015,519
--------------------------------------------------------------------------------------------------------------------------------

Issuance of Common Stock in Connection
  with the Acquisitions of:
   Elite Visions at $.82 Per Share             2,303,488       2,303     --         --      1,886,587           --     1,888,890
   Muller A.I. at $.51238 Per Share              195,168         195     --         --         99,805           --       100,000
   AutoPacker at $.48356 Per Share                10,340          10     --         --          4,990           --         5,000

Shares Issued to Consultants for Services
  Rendered at $.48 Per Share                      60,000          60     --         --         28,740           --        28,800

Conversion of Class B Preferred Stock
  Into Common Stock                              818,752         819   (109,167)   (109)         (710)          --           --

Net Loss for the Three Months ended
  September 30, 2000(Unaudited)                    --          --       --          --            --       (538,844)    (538,844)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000                 373,357,670   $ 373,357  6,410,833  $6,411   $11,701,586    $(2,581,989) $9,499,365
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                  378,377,256   $ 378,377  6,178,754  $6,179   $13,023,008   $(4,376,034)  $9,031,530

Conversion of Class B Preferred Stock
  Into Common Shares                          26,949,850      26,950 (2,719,579) (2,720)      (24,230)          --         --

Net Loss for the Six months Ended
  June 20, 2001(Unaudited)                        --          --        --          --            --     (1,865,208)  (1,865,208)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001                      405,327,106   $405,327   3,459,175  $3,459   $12,998,778   $(6,241,242)  $7,166,322
--------------------------------------------------------------------------------------------------------------------------------

Conversion of Class B Preferred Stock
  Into Common Shares                             453,901        454     (19,165)    (19)         (435)         --           --

Shares Issued Under Equity Financing          27,897,662     27,898       --        --        692,066          --        719,964

Net Loss for the Three Months Ended
  September 30, 2001(Unaudited                    --          --          --        --           --      (2,443,723)  (2,443,723)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2001                 433,678,669   $433,679   3,440,010  $3,440   $13,690,409   $(8,684,965)  $5,442,563
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

                          See Accountants Review Report



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------

                                                        Three months                     Nine Months
                                                     Ended September 30,             Ended September 30,
-----------------------------------------------------------------------------------------------------------

                                                   2001           2000             2001             2000
-----------------------------------------------------------------------------------------------------------

REVENUES                                   $     658,207    $     887,526    $   2,634,481    $   1,783,059

Cost of Sales                                    691,632          563,551        2,477,643        1,179,147
-----------------------------------------------------------------------------------------------------------

GROSS PROFIT                                     (33,425)         323,975          156,838          603,912
-----------------------------------------------------------------------------------------------------------

EXPENSES
Research and Development                         169,605           73,474          313,594           82,106
Marketing and Advertising                         30,077           23,006           63,576           50,351
General and Administrative                       621,424          547,293        1,788,613          800,404
Amortization and Depreciation                    924,178          248,854        1,642,635          494,408
Loss on Impairment of Assets                     671,824             --            671,824             --
-----------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                 2,417,108          892,627        4,480,242        1,427,269
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME AND (EXPENSES)       (2,450,353)        (568,652)      (4,323,404)        (823,357)

OTHER INCOME AND (EXPENSES)
Interest                                           6,810           36,342           14,473           38,403
-----------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES        (2,443,723)        (532,310)      (4,308,931)        (784,954)

Provision for Income Taxes                          --               --               --               --
-----------------------------------------------------------------------------------------------------------

NET LOSS                                   $  (2,443,723)   $    (532,310)   $  (4,308,931)   $    (784,954)
-----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING              415,572,723      346,677,550      391,176,697      346,677,550
-----------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE- BASIC AND DILUTED   $        (.01)   $        --      $        (.02)   $        --
-----------------------------------------------------------------------------------------------------------





    The accompanying notes are an integral part of this financial statement.


                          See Accountants Review Report



STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------

For the Nine months Ended September 30,                       2001           2000
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $(4,308,931)   $(1,415,799)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and Depreciation                              1,642,635        967,092
Common Shares Issued to Consultants for
  Services Rendered                                             --           28,800
Loss on Impairment of Assets                                 671,824           --

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                          192,065       (370,783)
Other Receivables                                               --          (37,857)
Inventory                                                     31,332       (211,794)
Prepaid Expenses and Deposits                                (43,861)       (45,645)
Accounts Payable and Other Current Liabilities              (152,278)        25,449
------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  (1,967,214)    (1,060,537)
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment                          (410,178)    (1,487,541)
Acquistion of Elite Visions                                     --          (22,000)
Acquisition of Muller A. I                                      --         (131,290)
Deposit on Investment in Struthers Pedigree Herd Corp.          --           80,000
Note Receivable - Officer                                       --         (150,000)
------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                    (410,178)    (1,710,831)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                       719,694           --
Proceeds from Issuance of Convertible
   Preferred Stock                                              --        6,500,000
Proceeds from Issuance of Preferred Stock                       --           20,000
Proceeds from Debt                                           308,796           --
Repayment of Mortgage and Note Payable                       (66,923)    (1,097,454)
------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                     961,567      5,422,546
------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                 (1,415,825)     2,651,178

Cash and Cash Equivalents - Beginning of Period            1,446,436        201,160
------------------------------------------------------------------------------------

Cash and Cash Equivalents - End Of Period                $    30,611    $ 2,852,338
------------------------------------------------------------------------------------



    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report


STRUTHERS, INC. & SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA




STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------


For the Nine Months Ended September 30,                                   2001
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
Acquisition of Building via Debt                                        $   300,000


Write-down of Impaired Assets - Legred Acquisition                        1,671,824
Less: Stock Payable - Legred Acquisition                                 (1,000,000)
-----------------------------------------------------------------------------------

Loss on Impairment of Assets                                                671,824

===================================================================================


For the Nine Months Ended September 30,                                     2000
-----------------------------------------------------------------------------------


Issuance of Stock in Connection with Acquisition of Legred Subsidiary   $ 1,000,000
-----------------------------------------------------------------------------------


Issuance of Stock to Employees - Previously Granted Shares                   50,000
-----------------------------------------------------------------------------------

Acquisition of Subsidiaries - Elite Visions, Inc.
    Assets Purchased                                                      1,910,860
    Liabilities Assumed                                                     243,585
-----------------------------------------------------------------------------------
                                                                          2,154,445
    Less: Liabilities Assumed                                              (243,585)
    Less: Purchase Price Financed via Future Stock Issuance              (1,888,860)
-----------------------------------------------------------------------------------
Cash Paid                                                                    22,000
-----------------------------------------------------------------------------------

Acquisition of Subsidiaries - Muller A.I., Inc.
    Assets Purchased                                                        231,290
    Liabilities Assumed                                                      21,567
-----------------------------------------------------------------------------------
                                                                            252,857
    Less: Liabilities Assumed                                               (21,567)
    Less: Purchase Price Financed via Future Stock Issuance                (100,000)
-----------------------------------------------------------------------------------

Cash Paid                                                                   131,290
-----------------------------------------------------------------------------------

Acquisition of Property and Equipment via Mortgage                           40,000
-----------------------------------------------------------------------------------



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

NOTE B -   PRINCIPLES OF CONSOLIDATION
                 The consolidated financial statements include the accounts of the Company and its subsidiaries, Struthers Genetics, Inc., Struthers Biotechnologies, Inc., and Struthers A.I., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C -   Reclassification
                 Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note D -   Loan Payable
                 During the nine months ended September 30, 2001 the company borrowed $190,000 under a promissory note. The note bears interest at 10% per annum. The loan is secured by a leasehold mortgage on property leased by the company in Fairbault County, Minnesota.

STRUTHERS, INC. AND SUBSIDIARIES
(A NEVADA CORPORATION)
WAUKON, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(UNAUDITED)
--------------------------------------------------------------------------------
Note E -        Equity Funding Agreement
                On July 16, 2001 the company requested a drawdown of $250,000 under its Equity Financing Agreement with Alpha-Venture Capital, Inc. by selling to Alpha Venture Capital, Inc. 6,926,047 common shares. On August 14, 2001 the Company requested an additional $250,000 by selling 6,764,070 shares of common stock to Alpha Venture Capital, Inc. On September 24, 2001, Struthers requested an additional $250,000 by selling 14,204,545 shares of common stock to Alpha Venture Capital, Inc. The company received the proceeds of $719,964 net of a 4% placement fee. Pursuant to the Agreement the Company reserved 218,000,000 shares for potential issuance to Alpha Venture Capital. As of September 30, 2001, shares totaling 27,894,662 have been issued leaving a balance of $190,105,338 shares. The agreement with Alpha Venture Capital expires in April 2002.

Note F -        Contingencies
                The final installment due in stock under the purchase agreement with Legred Genetics, Inc. and Brent Legred was due May 2, 2001. The installment amount of $1,000,000 was payable in the number of shares equivalents at the fair market value of the common stock on the due date. The final installment was to be reduced by the percentage by which net income from semen sales per 100 Boars for the previous 18 months was less than $600,000. The amount of the net income is in dispute.

                In October 2001, Brent Legred filed a lawsuit claiming a breach of contract and took possession of certain assets and in November 2001, auctioned off certain farm machinery, equipment, vehicles, and breeding livestock for an undisclosed amount.

                Struthers has recognized an impairment loss on the farm assets associated with the Legred Acquisition as of September 2001 in the amount of $671,824. Struthers has filed a countersuit, which it is vigorously pursuing. The final outcome of the litigation cannot be predetermined.

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

         Struthers new state of the art stud boar facility, located in Bricelyn, Minnesota, houses approximately 200 boars that produce semen for sale. It can house an additional 200 boars. Each boar produces 1,200 doses of semen per year with a retail price per dose of $7.00. At capacity, the facility can produce 480,000 doses of semen per year. Semen sales for the third quarter of 2001 were $111,572 as compared with $92,586 for the third quarter of 2000.

         Gilt sales (prepubescent breeding sows) are supplied through the Struthers gilt multiplier system. Struthers generates an average of 550 gilt sales per month with an average sales price of $225 per gilt. The Company currently has several contracts with eleven gilt multiplier farms for the production of our superior genetic lines of gilts and barrows. Gilt sales for the third quarter of 2001 were $181,643 as compared with $127,090 for the third quarter of 2000.

         Boar and barrow (prepubescent boars) sales are also made through the multiplier system or from the core genetic herd. Boar and barrow sales for the third quarter 2001 were $51,435 as compared with $87,148 for the third quarter of 2000.

           Sales of artificial insemination supplies were $183,458 for the third quarter of 2001 as compared with $255,893 for the third quarter of 2000. The decrease in sales of artificial insemination supplies was primarily attributable to the reduction in retail sales prices of its products due to increased market competition.

           Sales of genetic and related services were $55,992 for the third quarter of 2001 as compared with $12,873 for the third quarter of 2000. The increase in sales was primarily attributable to the acquisitions of Elite Visions and Muller A.I. during the second quarter of 2000.

           Struthers acquired the rights to the Gourley Scope, an instrument used for non-surgical semen delivery in animal husbandry including swine, through the acquisition of Elite Visions during the year 2000. Struthers anticipates increases in revenues from the lease of Gourley Scopes and updates, and sales of sheaths and semen during the balance of 2001.

 The following are selected supplementary data and analysis of the results of operations for the three and nine months ended September 30, 2001 and 2000:




                                       Three Months                   Nine Months
                                          Ended                          Ended
                                      September 30,                   September 30,
                                         2001              2000         2001              2000
                                         ----              ----         ----              ----
Operating Revenues:

Semen                              $     111,572    $      92,586    $     261,491    $     209,512
Gilts                                    181,643          127,090          804,056          607,675
Boars and Barrows                         51,435           87,148          183,858          284,068
Market Swine                              74,107          394,370          681,194        1,290,139
Artificial Insemination Supplies         183,458          255,893          499,469          326,730
Genetic and Related Services              55,992           12,873          204,413           34,895
---------------------------------------------------------------------------------------------------

Net Operating Revenues             $     658,207    $     969,960    $   2,634,481    $   2,753,019
---------------------------------------------------------------------------------------------------

Cost of Sales                            691,632          504,079        2,477,643        1,683,226
---------------------------------------------------------------------------------------------------
General and Administrative               621,424          548,445        1,788,613        1,368,849
---------------------------------------------------------------------------------------------------

EBDITA (1)                            (1,526,175)        (138,161)      (2,680,769)        (289,798)
---------------------------------------------------------------------------------------------------
Net Loss                              (2,443,723)        (538,844)      (4,308,931)      (1,415,799)
---------------------------------------------------------------------------------------------------
Net Loss per Share -
   Basic and Diluted               $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
---------------------------------------------------------------------------------------------------
Weighted Average Common
   Shares Outstanding                415,572,723      370,042,304      391,176,697      368,348,892
                                   ----------------------------------------------------------------

   (1) - Earnings (Loss) before depreciation, interest, taxes and amortization expenses.

Results of Operations

           Three and Nine Months Ended September 30, 2001 and 2000.

         The following table sets forth, for the periods indicated, the percentages of total revenues represented by certain items reflected in Struthers consolidated statements of operations.

                                            Three Months        Nine Months
                                                Ended              Ended
                                            September 30,      September 30,
              ---------------------------------------------------------------
                                           2001       2000     2001      2000
                                           ----       ----     ----      ----
Operating Revenues:

Semen                                      17.0%      9.6%      9.9%      7.6%
Gilts                                      27.6%     13.1%     30.4%     22.1%
Boars and Barrows                           7.8%      9.0%      7.0%     10.3%
Market Swine                               11.3%     40.6%     25.9%     46.8%
Artificial Insemination Supplies           27.8%     26.4%     19.0%     11.9%
Genetic and Related Services                8.5%      1.3%      7.8%      1.3%
------------------------------------------------------------------------------

Total Operating Revenues                  100.0%    100.0%    100.0%    100.0%

Cost of Sales                             105.1%     52.0%     94.0%     61.2%

Gross Profit                               (5.1%)    48.0%      6.0%     38.9%
------------------------------------------------------------------------------

Expenses:
Research and Development                   25.8%      8.8%     11.9%      6.1%
Marketing and Advertising                   4.6%      2.1%      2.4%      2.6%
General and Administrative                 94.4%     56.5%     67.9%     49.7%
Amortization and Depreciation             140.4%     41.3%     62.4%     35.1%
Loss on Impairment of Assets              102.1%      ---%     25.5%      ---%
------------------------------------------------------------------------------

Total Expenses                            367.2%    108.7%    170.1%     93.5%
------------------------------------------------------------------------------

Operating Loss                           (372.3%)   (60.7%)  (164.1%)   (54.6%)

Other Income                                1.0%      5.1%      0.5%      3.2%
------------------------------------------------------------------------------

Loss Before Income Taxes                 (371.3%)   (55.6%)  (163.6%)   (51.4%)

Provision for Taxes                     ---%      ---%      ---%      ---%
------------------------------------------------------------------------------

Net Loss                                 (371.3%)   (55.6%)  (163.6%)   (51.4%)
------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

         Revenues for the nine months ended September 30, 2001 were $2,634,481 as compared with $2,753,019 for the nine months ended September 30, 2000. Revenues by product line are displayed on the preceding two pages.


COST OF SALES

         The cost of sales for the nine months ended September 30, 2001 was $2,477,643 and represented 94.0% of total revenues as compared with $1,683,226 representing 61.1% of total revenues for the nine months ended September 30, 2000. The increase in cost of sales as a percentage of total revenues increased as a result of the increased costs to operate the new state-of-the-art stud boar facility. The primary components of cost of sales are the costs to purchase and raise live animals, including feed, veterinary costs, wages, and artificial insemination supplies.


RESEARCH AND DEVELOPMENT COSTS

         Struthers incurred $313,594 in research and development costs, representing 11.9% of total revenues for the nine months ended September 30, 2001 as compared with $167,106 representing 6.1% of total revenues for the nine months ended September 30, 2000.


MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the nine months ended September 30, 2001 were $63,576 and represented 2.4% of total revenues as compared with $70,630 representing 2.6% of total revenues for the nine months ended September 30, 2000.


GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs increased by $419,764 from $1,368,849 for the nine months ended September 30, 2000 to $1,788,613 for the nine months ended September 30, 2001. The increase in general and administrative costs was attributable primarily to the Struthers efforts in raising capital, restructuring its business activities, acquisition completions, registration of trademarks and patents, other legal and accounting fees, employment related costs, and building its infrastructure to support anticipated growth during 2001. The primary components of general and administrative costs for the nine months ended September 30, 2001 and 2000 are as follows:

                                                    Nine Months
                                                Ended September 30,
                                              2001             2000
----------------------------------------- -------------- ---------------
Professional and Consulting Fees              $ 428,146       $ 305,429
----------------------------------------- -------------- ---------------
Salaries and Benefits                           581,831         548,210
----------------------------------------- -------------- ---------------
Leases and Rentals                              136,709          52,343
----------------------------------------- -------------- ---------------
Telephone                                        51,062          48,899
----------------------------------------- -------------- ---------------
Travel Costs                                    121,314          47,910
----------------------------------------- -------------- ---------------
Insurance                                       156,351          46,054
 ------------------------------------------------------------------------
Other Administrative and   Office Costs         313,200         320,004
----------------------------------------- -------------- ---------------

----------------------------------------- -------------- ---------------
Total General and Administrative Costs      $ 1,788,613     $ 1,368,849
----------------------------------------- -------------- ---------------



AMORTIZATION AND DEPRECIATION

           Amortization and depreciation was $1,642,635 and $967,092 for the nine months ended September 30, 2001 and 2000, respectively. The increase was attributed primarily to the inclusion of Elite Visions, Inc. and Muller A. I., Inc. in the second quarter of 2000.


OTHER INCOME

           Other income for the nine months ended September 30, 2001 was $14,473 as compared with $88,085 for the nine months ended September 30, 2000 and represented interest income on invested cash.


PROVISION FOR TAXES

            Struthers has not had any taxable income since its inception and therefore has not incurred any income taxes. Struthers has not recognized any deferred tax benefits in connection with net operating loss carryforwards and will not until such time as it is more likely than not that the related tax benefits will be realized.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

         Revenues for the three months ended September 30, 2001 were $658,207 as compared with $969,960 for the three months ended September 30, 2000. Revenues by product line have been presented on page 13 and page 14.


COST OF SALES

         The cost of sales for the three months ended September 30, 2001 was $691,632 and represented 105.1% of total revenues as compared with $504,079 representing 52.0% of total revenues for the three months ended September 30, 2000. The increase in cost of sales as a percentage of total revenues increased as a result of the increased costs to operate the new state-of-the-art stud boar facility. The primary components of cost of sales are the costs to purchase and raise live animals, and the farm operations including feed, veterinary costs, wages, and artificial insemination supplies.


RESEARCH AND DEVELOPMENT COSTS

         Struthers incurred $169,605 in research and development costs, representing 25.8% of total revenues for the three months ended September 30, 2001 as compared with $85,000 representing 8.8% of total revenues for the three months ended September 30, 2000.


MARKETING AND ADVERTISING COSTS

           Marketing and advertising costs for the three months ended September 30, 2001 were $30,077 and represented 4.6% of total revenues as compared with $20,279 representing 2.1% of total revenues for the three months ended September 30, 2000.


GENERAL AND ADMINISTRATIVE COSTS

           General and administrative costs increased by $72,979 from $548,445 for the three months ended September 30, 2000 to $621,424 for the three months ended September 30, 2001. The increase in general and administrative costs was attributable primarily to the Struthers efforts in raising capital, restructuring its business activities, acquisition completions, registration of trademarks and patents, other legal and accounting fees, employment related costs, and building its infrastructure to support anticipated growth during 2001. The primary components of general and administrative costs for the three months ended September 30, 2001, and 2000 are as follows:


                                                           Three Months
                                                        Ended September 30,
                                                      2001               2000
------------------------------------------- ----------------- -----------------
Professional and Consulting Fees                    $108,999          $166,214
------------------------------------------- ----------------- -----------------
Salaries and Benefits                                267,448           186,627
------------------------------------------- ----------------- -----------------
Leases and Rentals                                    29,311            18,614
------------------------------------------- ----------------- -----------------
Telephone                                             10,102            11,158
------------------------------------------- ----------------- -----------------
Travel Costs                                          18,519            14,181
------------------------------------------- ----------------- -----------------
Insurance                                             66,543            29,269
------------------------------------------- ----------------- -----------------
Other Administrative and   Office Costs              120,502           122,382
------------------------------------------- ----------------- -----------------

------------------------------------------- ----------------- -----------------
Total General and Administrative Costs              $621,424          $548,445
------------------------------------------- ----------------- -----------------



AMORTIZATION AND DEPRECIATION

           Amortization and depreciation was $924,178 and $400,683 for the three months ended September 30, 2001 and 2000, respectively. The increase was attributed primarily to the inclusion of Elite Visions, Inc. and Muller A. I., Inc. in the second quarter of 2000.


OTHER INCOME

           Other income for the three months ended September 30, 2001 was $6,810 as compared with $49,682 for the three months ended September 30, 2000 and represented interest income on invested cash.


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


LIQUIDITY AND CAPITAL RESOURCES

         Struthers has financed its operations and met its capital requirements including the acquisition of Legred, Elite Visions and Muller A. I., through the sales of equity securities. Cash flows from operations was a negative $1,967,214 for the nine months of operations ended September 30, 2001 as compared with a negative $1,060,937 cash flows from operations for the nine months ended September 30, 2000. The increase in the negative cash flows during the third quarter of 2001 was due primarily to the net loss of $3,637,107 as well as an increase in prepaid expenses of approximately $43,861 and a reduction in accounts payable of approximately $152,278.

         Cash used in investing activities for acquisitions of property and equipment was $410,178 and $1,710,831 for the nine months ended September 30, 2001 and 2000, respectively.

         The net cash provided by financing activities of $961,567 for the nine months ended September 30, 2001 was from the proceeds of debt and from the issuance of common stock for $308,796 and $719,694, respectively. A reduction in financing activities was for repayment of mortgage and notes payable of $66,923. Cash provided by financing activities for the nine months ended September 30, 2000 was $5,422,546 and represented approximately $6,500,000 in proceeds from the issuance of preferred stock less a $900,213 cash payment on a note to Brent Legred in connection with the Legred acquisition.

        As of September 30, 2001, Struthers had net working capital of $1,038,519. Struthers primary source of liquidity at September 30, 2001 was $30,611 in cash and cash equivalents, $337,790 in trade accounts receivable and $544,355 in inventories.

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

         Struthers does not have any material commitments for capital expenditures during the next 12 months other than those disclosed herein. Struthers intends to use its existing cash and cash equivalent balances as of September 30, 2001 to fund its operations and research and development activities. In addition, Struthers may avail itself of the proceeds from the sale of its common stock under the equity line of credit agreement with Alpha Venture Capital, Inc. for up to $10,000,000. Management believes that this will satisfy Struthers operating working capital needs and capital expenditure requirements for at least the next 12 months. Struthers may consider various alternatives for obtaining additional equity or debt financing should the need occur. Any material acquisitions of complementary businesses, products, services or technologies could require Struthers to obtain such financing. There can be no guarantee that such financing will be available on acceptable terms, if at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In October 2001, Brent Legred filed a lawsuit claiming a breach of contract and took possession of certain assets and in November 2001, auctioned off certain farm machinery, equipment, vehicles, and breeding livestock for an undisclosed amount.

Struthers has recognized an impairment loss on the farm assets associated with the Legred Acquisition as of September 2001 in the amount of $671,824. Struthers has filed a countersuit, which it is vigorously pursuing. The final outcome of the litigation cannot be predetermined.

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

23.1 **Consent of Richard S. Lane, Esq.

23.2 **Consent of Rotenberg & Company, LLP


* Incorporated by reference to the same exhibit filed with Struthers registration statement on Form 10 as filed on October 25, 2000

** Incorporated by reference to the same exhibit filed with Struthers registration statement on Form 1 as filed on _______, 2001

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

August 9, 2001                                      STRUTHERS, INC.


BY /S/ RICHARD S. LANE
----------------------
     Richard S. Lane, Chairman of the Board


BY /S/ MARIANO M. RAIGO
-----------------------
    Mariano M. Raigo, President